Form 10-Q
period 2025-09-30
Turn Therapeutics Inc.
filed 2025-11-13
CIK 2023016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-42875

Turn Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0456090
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 N. Westlake Blvd, STE 210 Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

(818) 564-4011

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TTRX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2025, the registrant had 29,445,183 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;

●	the location, timing of commencement and data reporting of future nonclinical studies and clinical trials and research and development programs;

●	our clinical and regulatory development plans;

●	our expectations regarding the product profile, relative benefits and clinical utility of our product candidates;

●	our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates if approved for commercial use;

●	our ability to acquire, discover, develop and advance our product candidates into, and successfully complete, clinical trials;

●	our intentions and our ability to establish collaborations and/or partnerships;

●	the timing or likelihood of regulatory filings and approvals for our product candidates;

●	our commercialization, marketing and manufacturing capabilities and expectations;

●	our intentions with respect to the commercialization of our product candidates;

●	the pricing and reimbursement of our product candidates, if approved;

●	the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue or elect not to pursue;

●	the scope of protection we are able to establish, maintain, protect and enforce for intellectual property rights covering our product candidates, including the projected terms of patent protection;

●	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital and the timing of the sufficiency of our capital resources;

●	our future financial performance; and

●	developments and projections relating to our competitors and our industry, including competing products.

i

ii

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Turn Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in US Dollars)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,106,157	$872,599
Prepaid expenses and other current assets	188,583	225,325
Total current assets	3,294,740	1,097,924
Right-of-use asset	89,423	120,452
Intangible assets, net	904,885	821,931
Security deposit	8,582	8,582
TOTAL ASSETS	$4,297,630	$2,048,889

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,264,425	$667,272
Current portion of operating lease liability	44,829	40,660
Total current liabilities	2,309,254	707,932
Operating lease liability, net of current portion	46,344	80,376
Deferred revenue	1,438,013	1,438,013
TOTAL LIABILITIES	3,793,611	2,226,321
Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 500 million and 40 million shares authorized at September 30, 2025 and December 31, 2024, respectively; 28,022,826 and 26,845,690 shares issued at September 30, 2025 and December 31, 2024*, respectively	2,802	2,685
Additional paid-in capital	23,223,079	19,015,896
Subscription receivable	(52,699)	-
Accumulated deficit	(22,669,163)	(19,196,013)
Total stockholders’ equity (deficit)	504,019	(177,432)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,297,630	$2,048,889

*	Retroactively adjusted for 2-for-1 forward stock split.

See accompanying notes to condensed consolidated financial statements.

Turn Therapeutics Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$1,754,856	$519,710	$3,434,442	$1,231,977
Research and development	158,699	153,282	230,636	236,190
Total operating expenses	1,913,555	672,992	3,665,078	1,468,167
Loss from operations	(1,913,555)	(672,992)	(3,665,078)	(1,468,167)

Other income:
Interest income	5,111	6,550	15,408	22,882
Other income	4,260	-	176,520	-
Total other income	9,371	6,550	191,928	22,882
NET LOSS	$(1,904,184)	$(666,442)	$(3,473,150)	$(1,445,285)

Basic and diluted net loss per common share	$(0.07)	$(0.03)	$(0.13)	$(0.05)
Weighted-average common shares outstanding, basic and diluted	27,975,207	26,645,835	27,479,246	26,546,840

See accompanying notes to condensed consolidated financial statements.

Turn Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited; in US Dollars)

						Total
	Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’ Equity
	Shares*	Amount*	Capital	Receivable	Deficit	(Deficit)
As at December 31, 2024	26,845,690	$2,685	$19,015,896	$-	$(19,196,013)	$(177,432)
Issuance of common stock under Regulation Crowdfunding, net of issuance costs	215,972	22	777,781	-	-	777,803
Issuance of common stock under Regulation A+, net of issuance costs	83,610	8	280,484	(52,699)	-	227,793
Issuance of common stock under Regulation D, net of issuance costs	775,468	78	2,735,824	-	-	2,735,902
Issuance of stock in exchange for advisory services	54,466	5	249,995	-	-	250,000
Issuance of common stock upon exercise of warrants	47,620	4	234	-	-	238
Stock-based compensation expense	-	-	162,865	-	-	162,865
Net loss	-	-	-	-	(3,473,150)	(3,473,150)
As at September 30, 2025	28,022,826	$2,802	$23,223,079	$(52,699)	$(22,669,163)	$504,019

						Total
	Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’ Equity
	Shares*	Amount*	Capital	Receivable	Deficit	(Deficit)
As at December 31, 2023	26,494,482	$2,649	$17,510,717	$-	$(17,427,598)	$85,768
Issuance of common stock under Regulation Crowdfunding, net of issuance costs	196,024	20	630,178	-	-	630,198
Stock-based compensation expense	-	-	315,020	-	-	315,020
Net loss	-	-	-	-	(1,445,285)	(1,445,285)
As at September 30, 2024	26,690,506	$2,669	$18,455,915	$-	$(18,872,883)	$(414,299)

*	Retroactively adjusted for 2-for-1 forward stock split.

See accompanying notes to condensed consolidated financial statements.

Turn Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in US Dollars)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,473,150)	$(1,445,285)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	38,591	35,117
Stock-based compensation expense	162,865	315,020
Common stock issued in exchange for services	250,000	-
Non-cash operating lease effect	1,165	(1,830)
Changes in operating assets and liabilities:
Prepaids and other current assets	36,742	14,153
Accounts payable and accrued expenses	1,597,153	152,065
Net cash used in operating activities	(1,386,634)	(930,760)

Cash flows from investing activities:
Purchases of intangible assets	(121,545)	(91,633)
Net cash used in investing activities	(121,545)	(91,633)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,741,736	630,176
Net cash provided by financing activities	3,741,736	630,176

Net increase (decrease) in cash and cash equivalents	2,233,557	(392,217)
Cash and cash equivalents at beginning of the period	872,599	1,180,997
Cash and cash equivalents at end of the period	$3,106,156	$788,780

See accompanying notes to condensed consolidated financial statements.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS

We were formed in Delaware in January 2015 as Global Health Solutions, LLC. In October 2018, we converted into a Delaware corporation under the name Global Health Solutions, Inc., and in September 2025, we changed our corporate name to Turn Therapeutics Inc. (hereinafter referred to as the “Company”, “we”, “us” or “our”).

We are a pharmaceutical and medical device development company built around our proprietary platform technology called PermaFusion® designed to enhance drug performance. Our primary drug development programs focus on dermatological diseases, including moderate to severe eczema and onychomycosis. We also have a portfolio of Federal Drug Administration (“FDA”) cleared medical devices. We are also developing an intranasal vaccine, in partnership with a global nonprofit, with sufficient thermostability to overcome deep-freeze supply chain issues.

2. Basis of presentation, principles of consolidation and summary of SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of our operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2024, has been derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s audited annual financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

As of September 30, 2025, we had approximately $3.1 million of cash and cash equivalents and working capital of approximately $0.98 million. We have a relatively limited operating history, and the revenue and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operations since inception and, as of September 30, 2025, we had an accumulated deficit of $22.67 million. During the nine months ended September 30, 2025, we incurred a net loss of $3.47 million and had negative cash flows from operations of $1.39 million. We will continue to incur costs and expenses related to our ongoing operations until we successfully commercialize, develop, obtain regulatory approval for and gain market acceptance of products and product candidates and achieve revenues adequate to support our operations.

From inception through September 30, 2025, we have funded our operations primarily with proceeds from the sale of Common Stock, including through exempt offerings under Regulation Crowdfunding, Regulation A+ and Regulation D, as well as through proceeds from license and collaboration agreements. Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2025, will be sufficient to fund our operating expenses and research and development expenditure requirements into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong and we could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that these unaudited condensed consolidated financial statements as of September 30, 2025 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

As we continue to pursue our business plan, we expect to finance our operations through potential public or private equity offerings, debt financings or other capital sources, including current or potential future collaborations, licenses and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to us on acceptable terms, if at all. If events or circumstances occur such that we are not able to obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as reductions in staff and the need to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourself, which could have a material adverse effect on our business, results of operations or financial condition.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2-for-1 Forward Stock Split

On September 11, 2025, our board of directors approved a 2-for-1 forward stock split (the “Stock Split”) of our Common Stock upon the effectiveness of our registration statement on Form S-1 filed with the SEC and our Amended and Restated Certificate of Incorporation filed with the State of Delaware.

On September 30, 2025, our registration statement on Form S-1 was declared effective by the SEC and our Amended and Restated Certificate of Incorporation was filed with the State of Delaware giving effect to a 2-for-1 forward split of our Common Stock.

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained herein have been adjusted to reflect the effect of the Stock Split for all prior periods presented. Proportionate adjustments were made to exercise prices and the number of shares issuable under the Company’s equity incentive plans and outstanding warrants.

The impacts of the Stock Split were applied retroactively for all periods presented in accordance with applicable guidance and therefore, amounts may differ from those previously reported.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Stock Split retroactively adjusted for the periods previously presented:

	June 30, 2025
	As Previously Reported	Impact of Stock Split	As Revised
Common stock - shares	14,011,413	14,011,413	28,022,826
Common stock - amount	$1,401	$1,401	$2,802
Additional paid in capital	$23,185,396	$(1,401)	$23,183,995

	June 30, 2024
	As Previously Reported	Impact of Stock Split	As Revised
Common stock - shares	13,299,310	13,299,310	26,598,620
Common stock - amount	$1,329	$1,329	$2,658
Additional paid in capital	$17,883,701	$(1,329)	$17,882,372

	December 31, 2024
	As Previously Reported	Impact of Stock Split	As Revised
Common stock - shares	13,422,845	13,422,845	26,845,690
Common stock - amount	$1,342	$1,343	$2,685
Additional paid in capital	$19,017,239	$(1,343)	$19,015,896

	December 31, 2023
	As Previously Reported	Impact of Stock Split	As Revised
Common stock - shares	13,247,241	13,247,241	26,494,482
Common stock - amount	$1,324	$1,324	$2,648
Additional paid in capital	$17,512,042	$(1,324)	$17,510,718

Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may materially differ from these estimates and assumptions.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to significant credit risk due to the nature of the instruments held in the depository institutions. As of September 30, 2025 and December 31, 2024, cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits by approximately $2.57 million and $0.34 million, respectively.

The majority of our accounts payable and accrued expenses is concentrated with two vendors having balances of approximately $183.24 thousand and $177.12 thousand, respectively, which represents in aggregate approximately 16% of our accounts payable and accrued expenses as of September 30, 2025. The amount owed to these vendors as of December 31, 2024 was approximately $291.00 thousand and $144.00 thousand, respectively, which represented approximately 65% of our accounts payable and accrued expenses as of December 31, 2024.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents primarily represent funds invested in readily available money market accounts. As of September 30, 2025 and December 31, 2024, we had cash balances of approximately $2.59 million and $0.37 million, respectively, and cash equivalents balances of approximately $0.51 million and $0.50 million, respectively, deposited at multiple major financial institutions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Stock-Based Compensation

We account for stock-based compensation for both employees and non-employees in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period.

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price we would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy or levels that prioritizes the inputs to valuation techniques used to measure fair value. These levels, in order of the highest to lowest priority, are described below.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

Level 1— Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2— Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3— Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable (i.e., supported by little or no market activity).

Comprehensive Loss

We have no components of other comprehensive loss other than net loss, and accordingly, our comprehensive loss is equivalent to our net loss for the periods presented.

Net Loss Per Share

We calculate basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of Common Stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding for the period. Common Stock equivalents are only included when their effect is dilutive.

The Company’s potentially dilutive securities, including outstanding stock options under the Company’s equity incentive plans and 2022 warrants, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

Emerging Growth Company Status

We qualify as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an EGC. We may take advantage of these exemptions until we are no longer an EGC under Section 107 of the JOBS Act and we have elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. We adopted the guidance in the fiscal year beginning January 1, 2024.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this new guidance on our condensed consolidated financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of those accounting pronouncements have had or will have a material impact on our financial position or operating results.

3. Fair value measurements

The following tables present the financial instruments carried at fair value on a recurring basis:

	As at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$513,695	$-	$-	$513,695

	As at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$498,286	$-	$-	$498,286

Cash equivalents include highly liquid investments in money markets with maturities of three months or less at the date of purchase.

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

4. CAPITALIZATION and equity transactions

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, 28,022,826 and 26,845,690 shares of our Common Stock were issued and outstanding, respectively.

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, no shares of our preferred stock were issued and outstanding.

2024 Crowdfunding Offering

In May 2024, we launched a crowdfunding campaign pursuant to Regulation Crowdfunding with StartEngine as our registered platform. We were offering Common Stock to accredited and non-accredited investors with an offering price of $4.59. The offering closed on March 15, 2025, and we sold 567,180 shares of our Common Stock with par value of $0.0001 and received net proceeds of approximately $1.93 million, net of offering costs and platform fees.

2025 Regulation A+ Offering

On March 31, 2025, the SEC qualified our Regulation A+ offering with StartEngine as our registered platform. We were offering Common Stock to accredited and non-accredited investors with an offering price of $5.63. The offering closed on June 27, 2025, and we sold 83,610 shares of our Common Stock with par value of $0.0001 and received net proceeds of $227 thousand, net of offering costs and platform fees and a subscription receivable of approximately $53 thousand.

2025 Regulation D Offering

In March 2025, our Board authorized a private offering pursuant to Regulation D. We were offering Common Stock to accredited investors with a minimum investment of $100,000, an offering price of $4.59 per share and certain warrants with an exercise price of $0.01. The offering closed on June 27, 2025, and we issued 596,478 shares of our Common Stock and received gross proceeds of approximately $2.74 million. All the investors in this offering simultaneously exercised the warrants, and we issued 178,990 shares of our Common Stock upon exercise of warrants for cash proceeds of approximately $900.

Shares Issued in Exchange for Advisory Services

In March 2025, we engaged Clear Street LLC (“Clear Street”) as an exclusive financial advisor for certain services, including advisory services, with respect to listing of our Common Stock on a registered stock exchange. As part of the engagement, we issued 54,466 shares of our Common Stock to Clear Street for advisory services amounting to $250,000. The related expense was recorded as period cost in general and administrative expenses.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

Warrant Grants, Exercises, Expirations and Modifications

In 2017, we issued warrants to a certain investor to purchase 47,620 shares of Common Stock in the Company at an exercise price of $0.005. Upon conversion to a corporation in 2018, the warrants were amended to purchase 47,620 shares of Common Stock with all other terms and conditions being unchanged. In May 2025, the warrants were exercised by the holder and we issued 47,620 shares of our Common Stock against proceeds of approximately $238.

In 2022, we issued warrants to a certain party, as a success fee for issuance and conversion of convertible notes, to purchase 40,124 shares of our Common Stock at an exercise price of $3.25.

During the nine-month period ended September 30, 2025, new warrants were granted pursuant to our private offering under Regulation D and all of the warrants granted were exercised by investors. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model (the “Valuation Model”) and the related expense totaling approximately $820,670 was recognized as equity issuance cost on the grant date as the warrants did not have a vesting period. The assumptions used for calculations in the Black-Scholes option pricing model were:

For Nine Months Ended
September 30, 2025
Weighted-average risk-free interest rate	4.51%
Dividend yield	-
Expected holding period (years)	0.01
Weighted-average volatility	51.60%

As of September 30, 2025, and December 31, 2024, there were 40,124 and 87,744 warrants outstanding and expected to vest to purchase Common Stock, respectively.

As of September 30, 2025, the following Common Stock warrants were outstanding:

Number of Common Shares underlying warrants	Exercise price per share	Expiration date
40,124	$3.25	July 29, 2029

The weighted-average exercise price of all outstanding warrants as of September 30, 2025, is $3.25. All outstanding warrants are exercisable by the holder only by payment in cash of the stated exercise price per share.

We evaluated the terms of the warrants issued and outstanding and determined that they should be classified as equity instruments within additional paid-in capital.

Share Purchase Agreement

In December 2024, we entered into a share purchase agreement with a certain investor for the sale of our Common Stock of up to $75,000,000 (the “Aggregate Limit”) contingent upon the Company achieving a public listing of its Common Stock. The agreement allows us to issue Common Stock to the investor, within three (3) years from public listing, at 90% of the average daily closing price during the draw-down pricing period and the draw-down amount not exceeding 300% of the average trading volume of 15 days immediately preceding the draw-down exercise date. The agreement allows us to put restrictions on stock sales volume by investor, prohibitions on short selling by investor and us being able to set a threshold ‘floor’ price during draw-down periods.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

On the public listing date, we issued a warrant to the investor granting the right to purchase 1,192,207 shares of our Common Stock representing 4% of the total equity interest at an exercise price of $5.03. The investor was entitled to a 1% commitment fee of the Aggregate Limit, either in cash or Common Stock, which was settled through issuance of 161,905 shares of our Common Stock.

In April 2025, the Share Purchase Agreement was amended to increase the Aggregate Limit from $75,000,000 to $85,000,000 with the additional $10,000,000 available only via a day-one draw-down. Moreover, the draw-down pricing period for this day-one draw-down was reduced to 10 trading days with the investor having an option to shorten with six (6) hours’ notice to the Company. The initial draw-down amount with reduced draw-down pricing period is capped at $10,000,000.

In August 2025, the Share Purchase Agreement was further amended to make changes to the registration rights of the investor and the timing of such registrations. This amendment did not materially change any key terms including the Aggregate Limit, the commitment fee, underlying warrants issuable under the agreement and the draw-down pricing and timing including the initial draw-down.

5. Stock-BASED COMPENSATION

Stock Option Plans

2018 Stock Option Plan

In 2018, the Board authorized the Stock Option Plan (which may be referred to as the “2018 Plan”). 2,000,000 shares of our Common Stock were originally reserved to be issued under the 2018 Plan and in July 2024, the Board amended the 2018 Plan to decrease the shares reserved to 1,508,934. As of September 30, 2025, no options to purchase shares of our Common Stock were available for grant and 1,508,934 shares of our Common Stock were outstanding under the 2018 Plan.

2024 Stock Option Plan

In 2024, the Board authorized a new Stock Option Plan (which may be referred to as the “2024 Plan”). 891,066 shares of our Common Stock were reserved to be issued under the 2024 Plan, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. As of September 30, 2025, 657,786 options to purchase shares of our Common Stock were available for grant and 233,280 shares of our Common Stock were outstanding under the 2024 Plan.

2025 Omnibus Incentive Plan

In September 2025, the Board authorized 2025 Omnibus Plan (which may be referred to as the “2025 Plan”). 3,000,000 shares of our Common Stock were reserved to be issued under the 2025 Plan, which provides for the grant of shares of stock options, restricted stock units and other equity-based instruments to employees, directors, non-employee directors and consultants among others. As of September 30, 2025, 3,000,000 shares of our Common Stock were available for grant and no grants were made under the plan.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes option activity for the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price per Share (USD)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (USD)
Outstanding at January 1, 2025	1,679,054	$2.28	4.60	$3,876,925
Granted	63,160	4.59	-	-
Exercised	-	-	-	-
Cancelled/expired	(10,296)	4.59	-	-
Outstanding at September 30, 2025	1,731,918	$2.38	4.32	$5,667,412
Exercisable at September 30, 2025	1,627,276	$2.53	4.32	$5,667,412

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model with the following assumptions to estimate the stock-based compensation expense:

	For Nine Months Ended	For Nine Months Ended
	September 30, 2025	September 30, 2024
Weighted-average risk-free interest rate	4.40% - 4.43%	4.25%
Dividend yield	-	-
Expected holding period (years)	5.6	5.45
Weighted-average volatility	86.71%	79.46%
Estimated forfeiture rates for options granted	-	-

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s employee stock options.

The dividend yield assumption for options granted is based on our history and expectation of dividend payouts. We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future.

Due to lack of historical exercise data, the expected holding period for employee stock options is calculated using the simplified method which takes into consideration the contractual life and vesting terms of the options.

We determined the expected volatility assumption for options granted using the historical volatility of comparable public companies. We will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that our Common Stock has enough market history to use historical volatility.

We estimated the fair value of Common Stock based on recent sales to third parties. Forfeitures are recognized as incurred.

Stock-based compensation expense for the nine-month periods ended September 30, 2025 and 2024, was $162.87 thousand and $315.02 thousand, respectively, which was recognized in general and administrative expenses. As of September 30, 2025, the unrecognized stock-based compensation expense was $305,350, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

6. Income taxes

We had no current or deferred federal and state income tax expense or benefit for the periods presented, because we generated net operating losses, and currently we do not believe it is more likely than not that the net operating losses will be realized. We have evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and have determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance for the periods presented.

7. Licensing Agreements

The following table presents changes in the balances of contract liabilities related to strategic collaboration agreements during the nine-month period ended September 30, 2025:

	As at			As at
	December 31, 2024	Additions	Deductions	September 30, 2025
Contract liabilities:
Deferred revenue	$1,438,013	$-	$-	$1,438,013

MiMedx Agreement

In 2022, we entered into a licensing and distribution agreement with MiMedx Group Inc. (NASDAQ: MDXG, hereinafter referred to as “MiMedx”) wherein we granted MiMedx rights and licenses to our IP, technologies and biomaterials related to FleX product and other additional products (“additional products”) to be developed using the same IP, technologies and biomaterials in the field of wound care, burn care and surgical care.

Under the MiMedx Agreement, we granted MiMedx an exclusive license to develop and commercialize FleX in United States, Australia, Canada, Japan, Kuwait, New Zealand, Saudi Arabia, Singapore, South Korea, Taiwan and UAE (collectively called the “Territory”) and certain non-exclusive rights to trademarks in the Territory. We retain exclusive development and commercialization rights for FleX outside the Territory with MiMedx having the right-of-first refusal.

We have received $1,000,000 milestone payment which was due upon signing of the license agreement and $450,000 as part of the “Letter of Intent”. The $450,000 received is to be adjusted from the next milestone payment due upon latest of (i) marketing approval from the FDA, (ii) MiMedx entering into a supply agreement, or (iii) our completion of the regulatory and quality activities. We have concluded that our primary obligation under the contract has not been satisfied, and therefore, the amounts received have been recorded as deferred revenue in the condensed consolidated balance sheets presented.

We are responsible for overseeing, monitoring and coordinating all regulatory actions, communications and filings with, and submissions to the FDA with respect to initial marketing approval.

Additionally, upon successful development and commercialization of FleX in the Territory, we are eligible to receive milestone payments of up to $69,550,000 and $1,000,000 for each additional product developed and commercialized. Furthermore, we are eligible to receive royalty payments on a country-by-country basis based on net sales for the later of ten years or the expiration of patent or regulatory exclusivity in the jurisdiction.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

We have determined that we have one combined performance obligation under the agreement which primarily includes knowledge and biomaterials transfer to MiMedx, assisting and coordinating the regulatory approvals with the FDA and ongoing access and upkeep of intellectual property during the term of the agreement and related development and regulatory services. Development and commercialization milestones were not considered probable at inception and, therefore, were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to the royalty constraint.

We recognize revenue as the combined performance obligation is satisfied over time using an output method. Significant management judgment is required to determine the level of effort attributable to the performance obligation included in the MiMedx Agreement and the period over which we expect to complete our performance obligation under the arrangement. The performance period or measure of progress was estimated at the inception of the arrangement and is re-evaluated in subsequent reporting periods. This re-evaluation may shorten or lengthen the period over which we recognize revenue. Due to unpredictable outcomes and timelines of the FDA approval process which cannot be reasonably estimated, we have deferred all revenues under the MiMedx Agreement and no revenue has been recognized during the periods presented and the aggregate amount of the transaction price allocated to the remaining performance obligation (deferred revenue) is $1,438,013 which will be recognized as revenue as our performance obligation is satisfied.

8. net loss per share attributable to common stockholders

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(1,904,184)	$(666,442)	$(3,473,150)	$(1,445,285)
Denominator:
Weighted-average common shares outstanding, basic and diluted	27,975,207	26,645,835	27,479,246	26,546,840
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.03)	$(0.13)	$(0.05)

Our potentially dilutive securities, which include or have included outstanding stock options and certain warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

We excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As at September 30,
	2025	2024
Outstanding options under the Company’s Amended and Restated 2018 Stock Option Plan	1,508,934	1,508,934
Outstanding options under the Company’s 2024 Stock Option Plan	222,984	-
Outstanding 2022 warrants	40,124	40,124
Outstanding 2018 warrants	-	47,620
	1,772,042	1,596,678

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

9. Commitments, Contingencies, guarantees and Indemnifications

Contractual Commitments

We enter into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, academic institutions and other third parties for preclinical and clinical research studies, testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon prior written notice, although purchase orders for preclinical materials are generally non-cancellable or have cancellation penalties. Payments due upon cancellation consist primarily of payments for services provided or expenses incurred, including non-cancellable obligations from the Company’s service providers, up to the date of cancellation or upon the completion of a manufacturing run.

Litigation and Claims

From time to time, we may be party to litigation, arbitration, claims or other legal proceedings in the course of our business. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity, and financial condition could be adversely affected.

Indemnifications Obligations

The Company has entered into indemnification agreements with its officers and directors that require the Company to indemnify such individuals for certain events or occurrences while each such officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential future payments the Company could be required to make are, in many cases, unlimited. The Company has directors’ and officers’ liability insurance coverage that limits its exposure and enables the Company to recover a portion of any future amounts to be paid.

10. segment reporting

Our CODM is our Chief Executive Officer. The CODM uses net loss, as reported on our condensed consolidated statements of operations, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

The following table provides the segment expenses and income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses
Personnel-related expenses	$(202,360)	$(359,290)	$(592,459)	$(719,877)
Research and development expenses	(158,699)	(153,282)	(230,636)	(236,190)
Legal, professional and consulting expenses	(1,363,192)	(66,964)	(2,430,919)	(260,872)
Corporate expenses	(189,304)	(93,456)	(411,064)	(251,228)
Other Income
Other segment income	9,371	6,550	191,928	22,882
Segment net loss	$(1,904,184)	$(666,442)	$(3,473,150)	$(1,445,285)

Other segment income includes total other income, net on the condensed consolidated statements of operations.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

11. related party transactions

In March 2025, we engaged Davis Polk & Wardwell LLP (“Davis Polk”) for legal advisory services for the public listing of our Common Stock on a registered stock exchange. On September 30, 2025, Mr. Arthur Golden joined our board of directors. Mr. Golden is a senior counsel at Davis Polk. As of September 30, 2025, we have estimated and accrued unbilled legal costs of approximately $1.2 million payable to Davis Polk, which have been recorded as period costs in general and administrative expenses for the nine months ended September 30, 2025.

12. SUBSEQUENT EVENTS

We have evaluated subsequent events from September 30, 2025, through November 12, 2025, which is the date these unaudited condensed consolidated financial statements were available to be issued, and have identified the following material events and transactions that occurred:

On October 8, 2025, we completed the direct listing of our Common Stock on The Nasdaq Global Market under the ticker symbol “TTRX”.

On October 8, 2025, we granted certain employee and non-employee directors a total of 40,000 restricted stock units (“RSUs”) of our Common Stock under the 2025 Omnibus Incentive Plan. The RSUs will vest upon the earlier of the first anniversary of the grant date or a change in control event, subject to continuous service of the grantees through the vesting date. The grant date fair value of the RSU awards was $400,000.

On October 8, 2025, we issued 240,000 options to a certain employee under the 2025 Omnibus Incentive Plan. The exercise price of the option is $10 and 25% of the options shall vest on May 1, 2026, and 6.25% of the options shall vest in equal quarterly installments thereafter, in each case, subject to the employee’s continued employment through the applicable vesting date.

On October 8, 2025, we issued a warrant under the GEM Share Purchase Agreement (see Note 4) to purchase 1,192,207 shares of our Common Stock. The exercise price, to be paid by the purchaser of warrant, is $5.03 per share and includes an exercise price re-adjustment feature wherein, if the average closing price of Common Stock for 10 trading days following the one (1) year anniversary of public listing of our stock is less than 90% of the exercise price, the exercise price shall be adjusted to 105% of the 10 days average closing price following one year anniversary of public listing.

On October 9, 2025, we filed with the SEC a registration statement on Form S-1 for the registration of 7,000,000 shares of our Common Stock pursuant to GEM Share Purchase Agreement (see Note 4). This registration statement registers the GEM warrant issued on October 7, 2025, commitment fee shares issued under the GEM Share Purchase Agreement and any future shares to be issued against future draw-down notices.

On October 23, 2025, the Company issued 25,252 shares of Common Stock, in aggregate, to a director and an officer at the closing market price of $4.95 per share on October 23, 2025. The gross proceeds from the issuance of shares was approximately $124,997.

On October 29, 2025, we issued 161,905 shares of our Common Stock to fulfill the commitment fee obligations under the Share Purchase Agreement (see Note 4). On October 31, 2025, the Company issued the Initial Draw-down Notice to GEM under the Share Purchase Agreement. The draw-down period for the initial draw-down was extended from 10 trading days to 30 trading days as mutually agreed between the parties and $3 million was advanced to us by GEM with the actual number of shares and further proceeds to be adjusted at the end of initial draw-down period.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report and with our audited financial statements and related notes and other financial information appearing in our final prospectus for our direct listing filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 8, 2025 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Prospectus, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a pharmaceutical and medical device development company built around a proprietary platform technology designed to enhance drug performance. Our patented mixing process — commercially referred to as PermaFusion — enables stable suspension of polar, water-soluble active pharmaceutical ingredients (“APIs”) in oil-based carriers without the use of emulsifiers. This innovation reduces the quantity of required API inclusion by improving its bioavailability. Reduced API load reduces the likelihood of adverse events. Our proprietary platform has been validated across multiple FDA-cleared medical devices.

Our primary development programs focus on dermatological diseases, including moderate to severe eczema and onychomycosis. Our company’s origin is rooted in the personal journey of our founder, who developed a topical ointment to heal his own chronic, treatment-resistant wounds using the PermaFusion platform he developed. His initial formulation, now known as Hexagen, suspends certain antimicrobial/anti-inflammatory compounds in petrolatum without known cytotoxicity, irritation or sensitization. This formula has received three FDA clearances and has been utilized extensively in humans, which we believe demonstrates both technical proof of concept and meaningful therapeutic effects. The formula also has been demonstrated to provide anti-inflammatory immunological signaling (IL 36, IL 31, IL 4 inhibition), in-vivo nail penetration with fungal pathogen elimination, and other potential therapeutic benefits. These products are not presently on the market, and we are not currently generating revenue from these devices, as we focus on drug development of our core technology.

In addition to our dermatology and wound programs, we are exploring broader applications of our PermaFusion technology. In partnership with a leading global nonprofit organization, we are attempting to develop intranasal vaccines with sufficient thermostability to withstand distribution without deep-freeze. Our goal is to eliminate the need for frozen storage and, thus, enable deployment and delivery to low-resource settings that do not maintain suitable cold storage infrastructure required for administration of modern-day vaccines. Furthermore, if we are successful in this initial program, we believe there may be opportunities to develop additional vaccines in thermostable, intranasal form. By reducing cold-storage infrastructure requirements and therefore enabling standard shipping of such vaccines, we believe intranasal vaccines have the potential to enhance patient uptake by enabling immunization in a broader variety of settings including in clinic, hospital and home-health settings. We believe this initiative highlights our platform’s versatility and its potential to unlock new therapeutic categories beyond dermatology.

We have also completed preclinical, in-vivo xenograft studies for herpes zoster ophthalmicus (shingles of the eye) and basal cell carcinoma. A mildly reformulated version of the Hexagen formula was employed for the ocular study and compared this reformulation with placebo as a topical ocular agent intended to reduce viral load of herpes zoster in an animal model. Results obtained showed an 85% reduction in viral load compared to placebo without adverse events. For the basal cell carcinoma xenograft study, the Hexagen formula was compared to both placebo and 5-Fluorouracil (standard of care topical chemotherapy) as a topical treatment intended to reduce basal cell tumor size. The Hexagen formula showed an approximate 29% comparative reduction in tumor size to the placebo and an approximate 20% comparative reduction in tumor size compared to 5-Fluorouracil. We believe these preclinical in-vivo studies suggest meaningful potential in these indications, which we may continue to explore at the conclusion of our lead drug programs. We believe such exploratory results further underscore the potential breadth of opportunity enabled by our platform.

We have incurred operating losses since inception, and we expect to continue to incur losses for the foreseeable future. Our net losses were approximately $3.47 million and $1.45 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $22.67 million. We anticipate that our expenses and operating losses will increase substantially for the foreseeable future due to the increase in research and development costs for later-stage clinical trials.

Other than any potential revenue from medical device or intellectual property out-licensing arrangements, we will not generate revenue in the future from product sales unless and until we successfully initiate and complete additional clinical development programs and obtain regulatory approval for one or more additional drug candidates. As a result, we will need substantial additional funding to support our continuing drug development and operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financing and from other sources of capital, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of our products. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $3.11 million and $0.9 million, respectively. We believe that our existing cash, cash equivalents and other short term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in the Prospectus for more information.

Products and Programs

The following pharmaceuticals and medical devices incorporating the core Hexagen formula are in development or complete:

●	GX-03/Hexagen for Moderate-Severe Eczema: Drug candidate for eczema treatment. Development complete; human trials initiated in July 2025 which are Phase 2-equivalent.

●	GX-03/Hexagen for Onychomycosis: Drug candidate for nail fungus. IND not yet submitted; leveraging human data from eczema studies.

●	GX-03/Hexagen for Wounds (Hexagen (K160872)): Medical device for treating wounds and burns. Product development and clinical research are complete; FDA-cleared in 2016.

●	GX-03/Hexagen for Derm (AtopX (K171191)): Medical device for managing dermatitis. Development and clinical stages are complete; FDA-cleared in 2017.

●	Sterile Gauze Impregnated with GX-03/Hexagen (XEAL (K183681)): Medical device for wound care and post-surgical dressing. Development and clinical stages are complete; FDA-cleared in 2018. The product has been out-licensed to a global medical manufacturing and supply company.

●	Sterile Collagen/Hexagen Powder (FleX Product): Medical device for wounds and burns. Development complete; partner currently finalizing in-vivo/in-vitro data for de-novo review per agency recommendations; out-licensed to MiMedx.

●	Bio-defense Vaccine Project: Intranasal thermostable vaccine candidate in partnership with a global non-profit. Proved that delivery platform can maintain live virus with thermostability of 14 days at ambient temperatures and 28 days refrigerated (4°C) with 100% recovery. We expect to start in-vivo studies for this project in the near future.

Recent Developments

GX-03 – Phase 2-Equivalent Eczema Trial

Our randomized, double-blind, vehicle-controlled 114-120 patient clinical trial to evaluate the tolerability and effectiveness of topical investigational product, GX-03, in adult subjects with moderate- to-severe eczema initiated in July 2025 with first patient dosed on July 11, 2025. The study is eight weeks long and approximately 30% of enrollees have competed the trial. Enrollment is progressing as per expectations and we expect to finish in first half of 2026.

GX-03 – Phase 3-Equivalent Pivotal Onychomycosis Trial

We are actively in talks with multinational contract research organizations (“CRO”) to design and initiate our Phase 3-equivalent pivotal trials for utilizing GX-03 for treatment of Onychomycosis. We expect to engage a CRO partner in 2026 to initiate the study designs and method of treatment of trials.

Vaccine Project – In-vivo Studies

We have partnered with a global non-profit organization to conduct in-vivo studies for our vaccine project which are expected to initiate in the near future.

Components of Results of Operations

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs related to the corporate functions such as equity-based compensation, executive and internal administrative operations, third-party professional fees, travel expenses, insurance expenses and rental costs.

Following our direct listing on The Nasdaq Global Market (“Nasdaq”), we expect our general and administrative expenses to increase as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We also expect to incur higher equity-based compensation as we operate as a public company.

Research and Development Expenses

Research and development expenses reflect our ongoing investments into expanding the applications of our flagship Hexagen formula and other drug candidates such as enhanced stability vaccine candidates, as well as in the development of medical devices utilizing our antimicrobial technologies. Our research and development costs also include expenses such as consulting costs, advisory costs, regulatory costs, information technology costs and overhead expenses.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to clinical programs associated with our product candidates, including but not limited to clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects, the costs of related clinical development costs or when and to what extent we will generate revenue from the commercialization of our products and drug candidates.

We expense research and development costs as incurred. Fluctuations in research and development expenses can be impacted by the timing and cadence of our clinical trials and preclinical studies.

Other Income

Other income includes interest income earned from cash held in savings accounts and our highly liquid investments in money markets and vendor credits.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024	Change	2025	2024	Change
Operating expenses:
General and administrative	$1,754,856	$519,710	$1,235,146	$3,434,442	$1,231,977	$2,202,465
Research and development:
Eczema	158,699	144,989	13,710	178,205	227,896	(49,691)
Vaccine	-	8,293	(8,293)	52,431	8,294	44,137
Total operating expenses	1,913,555	672,992	1,240,563	3,665,078	1,468,167	2,196,911
Loss from operations	(1,913,555)	(672,992)	(1,240,563)	(3,665,078)	(1,468,167)	(2,196,911)

Other income:
Interest income	5,111	6,550	(1,439)	15,408	22,882	(7,474)
Other income	4,260	-	4,260	176,520	-	176,520
Total other income	9,371	6,550	2,821	191,928	22,882	169,046
NET LOSS	$(1,904,184)	$(666,442)	$(1,237,742)	$(3,473,150)	$(1,445,285)	$(2,027,865)

We did not generate any revenue or incur any cost of goods sold during the three and nine months ended September 30, 2025 and 2024, as we continued to focus on the research and development of our drug candidates and medical devices.

General and administrative expenses increased by $1.2 million from $0.52 million for the three months ended September 30, 2024 to $1.75 million for the three months ended September 30, 2025. The increase in operating expenses during the three months ended September 30, 2025 primarily resulted from accruals for legal services, advisory services and other fees in contemplation of our direct listing which amounted to approximately $1.2 million when compared to three months ended September 30, 2024.

General and administrative expenses increased by $2.2 million from $1.2 million for the nine months ended September 30, 2024 to $3.4 million for the nine months ended September 30, 2025. The increase in operating expenses during nine months ended September 30, 2025 primarily resulted from accruals for legal services, advisory services and other fees in contemplation of our direct listing which amounted to approximately $2.05 million and an approximately $151.00 thousand increase in our audit fees when compared to the nine months ended September 30, 2024.

There was no material change in our research and development expenses for our eczema and vaccine programs for the three months and nine months ended September 30, 2025 when compared to the three months and nine months ended September 30, 2024.

Other income remained comparable with no material change for three months ended September 30, 2025 when compared to three months ended September 30, 2024.

Other income increased by $169.05 thousand, from $22.88 thousand for the nine months ended September 30, 2024 to $191.93 thousand for the nine months ended September 30, 2025. The increase was primarily due to a $120.96 thousand write-off of a historical balance owed to a vendor and $51.29 thousand discount received from another vendor against an historical outstanding invoice.

Liquidity and Capital Resources

Liquidity

As of September 30, 2025, we had $4.3 million in total assets, which included $3.11 million in cash and cash equivalents, $188.58 thousand in prepaid expenses and other current assets, $89.42 thousand in right of use assets, $904.89 thousand in intangible assets and $8.6 thousand in security deposit. Our intangible assets primarily include capitalized legal costs related to the registration of patents and trademarks.

As of September 30, 2025, we had total liabilities of $3.79 million, including $2.3 million in current accounts payable and accrued expenses, $44.83 thousand in current portion of operating lease liability, $46.34 thousand in long term portion of lease liability and $1.44 million in deferred revenue. The deferred revenue as of September 30, 2025 is attributable to a license agreement for our FleX Product which has been deferred due to unpredictable outcomes and timelines of the FDA approval process which cannot be reasonably estimated. We will continue to defer the recognition of revenue until FDA approval is achieved or sufficient information is available to make a reasonable estimate on the outcome and timelines.

Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that the accompanying unaudited condensed interim financial statements as of September 30, 2025 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. For the remainder of 2025 and in 2026, we currently anticipate that we will require up to approximately $18.0 to $20.0 million to complete our planned Phase 3 trials for eczema and onychomycosis, and approximately $1.5 million to $2.5 million for our vaccine program, which we expect to fund through accessing the capital markets, including with additional issuances of equity and/or equity-linked securities. See the section entitled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our condensed consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in our Prospectus for more information.

We intend to fund the operations of the Company for the next 12 months from, as of September 30, 2025, the cash and cash equivalents available of approximately $3.1 million, from new licensing deals for our FDA-cleared medical devices or any payments from our existing license for the FleX Product, and other equity or debt financings, as available. We did not receive any proceeds from our direct listing. On August 29, 2025, we entered into an amended and restated Share Purchase Agreement, which was further amended by a side letter dated as of September 24, 2025, and an amended and restated Registration Rights Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (as amended, the “GEM Purchase Agreement” and the “GEM Rights Agreement,” respectively, and together, the “GEM Agreements”), pursuant to which we are eligible to put certain shares of common stock to the selling stockholders, subject to certain volume and price restrictions. Under the GEM Agreements, GEM agreed to purchase up to $85.0 million in shares of our common stock subject to certain conditions and limitations, including the registration of our common stock on a national securities exchange. Accordingly, we expect to put shares of our common stock to GEM under the GEM Agreements as needed. No shares of common stock were sold pursuant to the terms of the GEM Agreements during the nine months ended September 30, 2025.

We expect to incur significant additional costs in operating our business, including, but not limited to, research and development, general and administrative expenses and marketing and advertisement expenses, and intend to continue to fund our operations through additional equity and debt financing in the future and entry into additional strategic collaboration and licensing arrangements. We may also engage in additional debt and/or equity financing as determined to be necessary to fund our operations and planned research and development activities.

Cash flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $1.38 million and consisted primarily of our net loss of $3.4 million, which was partially offset by a $1.63 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $162.87 thousand of stock-based compensation, $250.00 thousand advisory services expense that was settled through issuance of common stock and $38.59 thousand in amortization of intangible assets.

Net cash used in operating activities during the nine months ended September 30, 2024 was $0.9 million and consisted primarily of our net loss of $1.4 million, which was partially offset by a $166.22 thousand decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $315.02 thousand of stock-based compensation and $35.12 thousand in amortization of intangible assets.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was $121.55 thousand and consisted primarily of capitalization of patent related legal costs.

Net cash used in investing activities during the nine months ended September 30, 2024 was $91.63 thousand and consisted primarily of capitalization of patent related legal costs.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $3.74 million and consisted of $3.74 million in proceeds from the issuance of common stock.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $630.18 thousand and consisted primarily of $630.18 thousand in proceeds from the issuance of common stock.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may materially differ from these estimates and assumptions.

Critical Accounting Policies

Revenue Recognition

Under ASC Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct combined performance obligation is identified. We then allocate the transaction price (that is, the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled, subject to the constraint on variable consideration. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized at the contract level is not significant.

License Rights — If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, we recognize revenue from nonrefundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, we consider relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether it is separately identifiable from the remaining promises.

For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation and whether the license is the predominant promise within the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the license is the predominant promise, and it is determined that the license represents functional intellectual property, revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional intellectual property, revenue is recognized over time using an appropriate method of measuring progress.

Milestone Payments — At the inception of an arrangement that includes development milestone payments, we evaluate whether the milestones are considered likely to be achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable to be achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties — For arrangements that include sales-based royalties, including milestone payments based on a level of sales, where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from licensing agreements.

Amounts due to us for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as accounts receivable on the consolidated balance sheets. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts expected to be recognized as revenue within the one year following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the one year following the balance sheet date are classified as deferred revenue, net of current portion.

Income Taxes

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, the Company has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state net deferred tax assets, and, as a result, a full valuation allowance has been set against its net deferred tax assets as of the nine months ended September 30, 2025 and year ended December 31, 2024. The amount of the deferred tax asset to be realized could be adjusted if estimates of future taxable income during the carry-forward period are reduced or increased. For the fiscal year ended December 31, 2024, the Company had federal cumulative NOL carryforwards of approximately $8.59 million, and the Company had state NOL carryforwards of approximately $7.35 million. Utilization of some of the federal and state NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. The federal net operating loss carryforward is subject to an 80% limitation on taxable income, does not expire, and will carry on indefinitely.

The Company is taxed as a “Corporation” for both federal and state income tax purposes. We account for income taxes using the asset and liability approach promulgated by ASC 740, Income Taxes, for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce the deferred tax assets to an amount expected to be realized.

Stock-Based Compensation

We account for stock-based compensation for both employees and non-employees in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed financial statements contained in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information specified under this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. During the preparation of our financial statements for the year ended December 31, 2024, our management identified a material weakness in our internal control over financial reporting due to a lack of segregation of duties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we determined that there were certain errors pertaining to our accounting for stock- based compensation, which resulted in our identification of a material weakness in our internal controls over financial reporting related to lack of properly designed, implemented and effective operating controls.

Remediation Plan for Material Weakness

With the addition of our chief accounting officer, engagement of expert advisors and the changes made to our accounting and financial reporting processes and internal controls during the three months ended September 30, 2025, we have strengthened our internal controls and will continue to add staff, evaluate and enhance qualification of staff, and implement initiatives to improve our internal controls over financial reporting as we grow. We have concluded that the material weakness has been effectively remediated as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, we implemented changes to our internal control over financial reporting to address the previously identified material weakness. These changes included:

●	Engagement of Expert Advisors: We engaged external advisors with specialized knowledge in accounting and internal controls to assist, as needed, in designing and implementing effective control procedures.

●	Enhancements to Accounting and Financial Reporting Processes: We revised our processes for accounting for stock-based compensation, including the implementation of new controls to ensure proper segregation of duties and accurate financial reporting.

●	Staffing and Training Initiatives: We initiated plans to add staff and enhance the qualifications of existing personnel to strengthen our internal control environment.

These changes were designed to remediate the material weakness and improve the reliability of our financial reporting. We believe these measures have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to monitor the effectiveness of these controls and make further enhancements as necessary to ensure the ongoing reliability of our financial statements.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of the control system are met. We continue to implement, improve, and refine our disclosure controls and procedures and our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, except as disclosed below, there have been no material changes with respect to those risk factors previously disclosed in the “Risk Factors” section of the Prospectus. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Any of these factors could result in a significant adverse effect on our business, results of operations, financial condition, and prospects. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to Our Business and Industry

Even if we can raise additional funding, we have in the past and may in the future enter into financing agreements that lead to increased dilution, and which will result in sales of our common stock in the open market, which could adversely impact the trading price of our common stock.

We entered into the GEM Share Purchase Agreements, pursuant to which GEM agreed to purchase up to $85.0 million in shares of our common stock subject to certain conditions and limitations. We may deliver drawdown notices to GEM of up to the aggregate limit and the applicable drawdown pricing period will be 15 consecutive trading days beginning on the notice date, provided that any requested drawdown may not exceed 300% of the average daily trading volume of our common stock during the 15 trading days immediately preceding the notice.

In connection with the GEM Agreements, we were also required to pay a commitment fee of 1% of the aggregate limit in cash or freely tradeable common stock, the latter of which is dilutive to our existing shareholders. We settled this fee through issuance of 161,905 shares of our common stock to GEM at an effective price of $5.25 per share. Additionally, on October 8, 2025, the date our common stock commenced trading on Nasdaq, we issued to GEM a warrant to purchase a number of shares of common stock equal to 4% of our fully diluted outstanding shares as of the same date at an exercise price equal to $5.03, subject to certain adjustments as set forth in the GEM Purchase Agreement. If the market price of our common stock exceeds the exercise price of the warrant, GEM is likely to exercise warrant shares, which would result in the issuance of a substantial number of additional shares of our common stock.

While we expect to receive proceeds from sales of our common stock under the GEM Agreements, these proceeds may not be sufficient to fund our ongoing operations or meet our future capital needs.

We also may issue our share capital or securities convertible into our share capital from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the public price of our common stock to decline.

The capital markets have been unpredictable in the recent past for companies such as ours. The amount of capital that companies such as ours can raise, as well as the terms upon which such capital may be available, often depends on variables that are beyond their control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

We identified a material weakness in our internal control over the accuracy of our financial reporting, and our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024. While we have implemented remedial actions and concluded that the material weakness has been remediated as of September 30, 2025, if we fail to maintain effective internal controls over financial reporting, it could result in material misstatements of our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we determined that there were certain errors pertaining to our accounting for stock- based compensation, which resulted in our identification of a material weakness in our internal controls over financial reporting related to lack of properly designed, implemented and effective operating controls.

Management, with oversight from board of directors and the audit committee of the board, implemented a remediation plan for this material weakness that included, among other things, hiring of personnel or engaging experts with adequate expertise in GAAP, designing and maintaining a formal control environment, accounting policies and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We have concluded that as a result of the remediation measures, the material weakness has been effectively remediated as of September 30, 2025.

Although we have implemented remedial actions to improve our internal controls, there can be no assurance that we will be successful in maintaining our internal controls over financial reporting, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are not successful in maintaining our internal controls over financial reporting, or if we have additional control deficiencies, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports with the SEC in a timely manner, which may expose us to legal and regulatory liabilities and our common stock to be delisted from Nasdaq, and may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

Our business is dependent on the successful development, regulatory approval, and commercialization of our products, product candidates, and/or future products and product candidates.

Our business is dependent on successful clinical trials of our products as well as FDA clearances/ approvals of our products. We have three FDA clearances for medical devices, two of which were obtained by the fourth quarter of 2017. In 2022, the Company entered into a licensing agreement for a biologic product it developed that is pending FDA clearance. On October 27, 2025, we entered into an out-licensing agreement with a global medical manufacturing and supply company for one of our currently FDA-cleared products — Xeal (K183681). The Company expects to continue increasing its drug development pipeline through expanded clinical trials for multiple disease indications and the buildout of staffing required to conduct such drug development. Failure to obtain meaningful clinical data, get further clearances/approvals from the FDA, or an inability to successfully develop license or market products could have a material adverse effect on the business, prospects, or operations of the Company.

In July 2025, we commenced a human trial on patients with moderate to severe eczema using our medical device formula cleared by FDA for the management of atopic dermatitis (eczema). This is the identical formula the company would propose for drug approval assuming positive trial outcomes. We expect to submit for IND approval to commence Phase 3 trials of this formula for moderate-severe eczema and onychomycosis following completion of this trial, and expect to include the relevant data in the IND approval submission package.

We currently have three total medical device clearances on completed products from the FDA. We have one fully-developed medical device, Flex, which is undergoing testing for De Novo clearance. After any De Novo request is accepted, the FDA will conduct a substantive review to determine if the device meets the criteria for De Novo classification, and there can be no assurance as to the FDA’s final determination. We have a completed drug candidate pending IND submission for moderate-severe eczema and onychomycosis. We have one pharmaceutical/drug candidate, specifically a thermostable, intranasal in pre-clinical development. The success of our business, including our ability to generate any substantial revenues in the future, will depend to a significant extent on both the successful regulatory approval and commercialization of our current and future products.

The clinical and commercial success of these current and future products will depend upon a number of factors, including the following:

●	our ability to successfully establish manufacturing and distribution partnerships or license our products to third party companies which successfully implement and execute a marketing and sales strategy for our current and/or future products in the U.S. and internationally, whether alone or in collaboration with others;

●	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our current or future products or product candidates;

●	acceptance of our proposed indications and primary and secondary endpoint assessments relating to the proposed indications of our current product candidates by the FDA and foreign regulatory authorities;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our current or future products or product candidates;

●	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our current or future products or product candidates;

●	achieving, maintaining and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with our contractual obligations and with all regulatory requirements applicable to Hexagen/GX-03 or any of our current or future products or product candidates;

●	the ability of third parties upon which we rely to manufacture clinical trial and commercial supplies of Hexagen/GX-03 or any of our current or future products, product candidates and medical devices to remain in good standing with relevant regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice (“cGMP”);

●	physician and patient demand for any of our current or future products or product candidates;

●	our ability to establish, maintain, defend and enforce intellectual property rights in and to our current and future technologies, products and product candidates;

●	our ability to avoid third party patent interference, intellectual property challenges or intellectual property infringement, misappropriation, dilution or other claims; and

●	the ability to raise any additional required capital on acceptable terms, or at all.

Further, competitors who are developing competing products that have a similar mechanism of action may experience problems with their products that could indicate or result in class-wide problems or additional requirements that could potentially harm our business. Due to these risks and uncertainties, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our current or future products or product candidates to achieve or maintain profitability.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act (IRA) was signed into law in August 2022, and the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

Risks Related to Ownership of Our Common Stock

An active trading market may not develop or continue to be liquid and the market price of shares of our common stock may be volatile.

Prior to the direct listing, there was no public market for any of our securities. Our common stock has been listed on Nasdaq only for a limited period of time, and an active market for our common stock may not develop or be sustained after the listing, which could depress the market price of shares of our common stock and could affect the ability of our stockholders to sell our common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our common stock. An inactive market may also impair our ability to raise capital by selling shares of our common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using shares of our common stock as consideration.

Since our listing on Nasdaq, the market price and trading volume of our common stock have been, and may continue to be, highly volatile, including within a single trading day. Such volatility could result in substantial losses for purchasers of our common stock. For example, on October 8, 2025, the first day of trading on Nasdaq, the price of our common stock fluctuated between an intraday high of $10.00 and an intraday low of $6.23, on trading volume of approximately 219,124 shares. We cannot predict if or when similar volatility will occur or how long such conditions may persist.

The public price of our common stock following the listing may continue to be subject to wide fluctuations in response to the risk factors described in this Quarterly Report and others beyond our control, including:

●	changes in the industries in which we operate;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key team members and personnel;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

In addition, securities exchanges have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our common stock shortly following the listing of our common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

Risks Related to the Committed Equity Financing

We cannot predict the number of shares we may sell to GEM under the GEM Purchase Agreement, the prices at which such shares may be sold, or the actual proceeds we will receive, and any sales could cause substantial dilution to our stockholders.

On August 29, 2025, we entered into the GEM Purchase Agreement with GEM, which was further amended by a side letter dated as of September 24, 2025, pursuant to which GEM has committed to purchase up to $85.0 million of our common stock at our sole discretion, subject to certain limitations and conditions set forth in the GEM Purchase Agreement. We may sell shares to GEM from time to time by delivering drawdown notices, and GEM will purchase shares at a price equal to 90% of the average daily closing price of our stock over the 15 consecutive trading days beginning on the date of such drawdown, provided that such purchase price shall not be less than $1.00 per share and provided further that any requested drawdown may not exceed 300% of the average daily trading volume of our common stock during the 15 trading days immediately preceding the notice. In addition, we may issue an initial draw down notice to GEM for an amount not to exceed $10.0 million on October 29, 2025, provided that GEM reserves the right to subscribe for between 50% and 200% of such initial draw down amount. In connection with the GEM Purchase Agreement, on October 8, 2025, we also issued GEM a warrant to purchase a number of shares of our common stock equal to 4.0% of our fully diluted equity interests outstanding as of that date at an exercise price of $5.03 per share, subject to adjustments provided under the GEM Warrant.

Because the purchase price per share to be paid by GEM for the common stock will fluctuate based on the market prices of our common stock at the time we elect to sell shares pursuant to the GEM Purchase Agreement, it is not possible for us to predict, prior to any such sales, the number of shares, the purchase price per share, or the aggregate gross proceeds that we will receive under the GEM Purchase Agreement.

On October 29, 2025, a registration statement on Form S-1 became effective, registering for resale, up to 7,000,000 shares of Common Stock issuable pursuant to the GEM Purchase Agreement. Although the GEM Purchase Agreement provides that we shall, in our discretion, from time to time and during the term of the GEM Purchase Agreement, direct GEM to purchase shares from us in one or more purchases under the GEM Purchase Agreement, for a maximum aggregate purchase price of up to $85.0 million, only 7,000,000 shares of common stock are being registered for resale under the registration statement. However, the market prices of shares of our common stock may fluctuate from time to time and, as a result, the actual purchase prices to be paid by GEM for our shares of common stock that we direct GEM to purchase under the GEM Purchase Agreement also may fluctuate significantly based on the market price of our common stock.

Accordingly, if we decide to issue and sell to GEM under the GEM Purchase Agreement more than the 7,000,000 shares being registered for resale under the registration statement in order to receive additional proceeds (which we may elect to do, at our sole discretion, up to aggregate gross proceeds of $85.0 million), we must first file with the SEC one or more additional registration statements or post-effective amendments to registration statement already filed to register the resale under the Securities Act by GEM of any such additional common stock we wish to sell from time to time under the GEM Purchase Agreement, which the SEC must declare effective before we may elect to sell any such additional shares. Any issuance and sale by us under the GEM Purchase Agreement of a substantial amount of common stock in addition to the 7,000,000 shares registered for resale could cause additional substantial dilution to our shareholders. The number of shares of common stock ultimately offered for sale by GEM is dependent upon the number of shares, if any, we ultimately elect to sell to GEM under the GEM Purchase Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case as defined in Item 408 of Regulation S-K) during the fiscal quarter covered by this report.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-42875	3.1	October 2, 2025
3.2	Amended and Restated By-Laws	8-K	001-42875	3.2	October 2, 2025
4.1	Form of Warrant of the Company	S-1/A	333-290800	4.1	October 9, 2025
10.1	Amended and Restated Share Purchase Agreement, dated as of August 29, 2025, by and among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-1/A	333-289972	10.1	August 29, 2025
10.2	Amended and Restated Registration Rights Agreement, dated as of August 29, 2025, by and among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited	S-1/A	333-289972	10.2	August 29, 2025
10.3#	Employment Agreement with Bradley Burnam, dated as of September 15, 2025	8-K	001-42875	10.3	October 2, 2025
10.4#	Employment Agreement with Zuraiz Chaudhary, dated as of September 15, 2025	8-K	001-42875	10.4	October 2, 2025
10.5#	2025 Omnibus Incentive Plan, dated as of September 29, 2025	S-1/A	333-289972	10.5	September 16, 2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

#	Indicates management contract or compensatory plan.

*	The certification that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURN THERAPEUTICS INC.

Date: November 13, 2025	By:	/s/ Bradley Burnam
Bradley Burnam
Chief Executive Officer and Director (principal executive officer)

Date: November 13, 2025	By:	/s/ Zuraiz Chaudhary
Zuraiz Chaudhary
Interim Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)