Form 10-K
period 2025-12-31
Turn Therapeutics Inc.
filed 2026-03-31
CIK 2023016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-42875

Turn Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0456090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 N. Westlake Blvd, STE 210 Westlake Village, CA	91362
(Address of Principal Executive Offices)	(Zip Code)

(818) 564-4011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TTRX	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2024, the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The Nasdaq Stock Market on October 8, 2025.

As of March 30, 2026, there were 29,788,040 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Annual Report, and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, future acquisitions and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K, which include, but are not limited to, risks related to the following:

●	the progress, timing, costs and results of our pre-clinical and clinical trials;

●	the timing of meetings with and feedback from regulatory authorities as well as any submission of filings for regulatory approval of any of our product candidates;

●	the potential advantages and differentiated profile of our product candidates compared to existing therapies for the applicable indications;

●	our expectations regarding financial performance, including but not limited to our expectations regarding revenue, cost of revenue, operating expenses including R&D, stock-based compensation, and our ability to achieve and maintain future profitability;

●	the implementation of our business model and our strategic plans for our business, products and growth strategy;

●	our ability to develop and commercialize any of our drug candidates, if approved;

●	our ability to establish or maintain collaborations or strategic relationships;

●	our competitive position, including our ability to compete with existing and new competitors;

●	developments and projections relating to our competitors and our industry;

●	the scope of protection that we are able to establish and maintain for intellectual property rights covering our products and product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses;

●	capital expenditure requirements;

●	the impact of new or existing laws and regulations on our business and strategy;

●	the increased expenses associated with being a public company; and

●	other factors disclosed in the “Risk Factors” section of this Annual Report.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We cannot guarantee the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For further information regarding risks and uncertainties associated with our business, and important factors that could cause our actual results to vary materially from those expressed or implied in such forward-looking statements, please refer to the factors listed and described in this Annual Report and in our other filings with the SEC.

Risk Factor Summary

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

The following is a summary of the principal risks we face:

●	We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.

●	We have a limited operating history and there are inherent uncertainties and risks in pharmaceutical and medical device product development and commercialization.

●	If we fail to obtain or generate the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

●	Even if we can raise additional funding, we have in the past and may in the future enter into financing agreements that lead to increased dilution, and which will result in sales of our common stock in the open market, which could adversely impact the trading price of our common stock.

●	We are an early-stage company that competes against large, well-established companies with long-standing relationships, extensive clinical data, and recognized brands, as well as against new companies with innovative products.

●	We identified a material weakness in our internal control over the accuracy of our financial reporting, and our management concluded that our internal controls over financial reporting were not effective as of December 31, 2024. While we have implemented remedial actions and concluded that the material weakness has been remediated as of September 30, 2025, if we fail to maintain effective internal controls over financial reporting, it could result in material misstatements of our consolidated financial statements.

●	We expect to increase the size of our organization in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

●	We rely upon and intend to continue to rely upon third parties to manufacture our medical devices and drug candidates including for pre-clinical testing, clinical testing, and commercialization. Commercialization of any of our drug candidates and/or medical devices could be stopped, delayed, or made less profitable if those third parties fail to maintain compliance with government regulators, fail to provide us with sufficient quantities of drug product, devices, or device components, or fail to do so at acceptable quality levels or prices.

●	Our business is dependent on the successful development, regulatory approval, and commercialization of our products, product candidates and/or future products and product candidates.

●	Clinical trials and preclinical studies are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes.

●	Failure to comply with government regulations could adversely affect our business.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

●	Obtaining approval of a new device or drug is lengthy, expensive, and inherently uncertain.

●	Issued patents covering our current or future products or product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

●	Laws, rules and regulations that protect the privacy and security of personal information may increase our costs, limit our ability to collect and use that information, and subject us to liability if we are unable to fully comply with such laws, rules and regulations.

●	If we are unable to obtain, maintain and enforce patent protection for our current products and product candidates, and any future products or product candidates we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products and product candidates similar or identical to ours and our ability to successfully develop and commercialize our products and product candidates may be adversely affected.

●	We may become subject to claims or legal proceedings alleging that we are infringing, misappropriating or otherwise violating the intellectual property rights of others.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated as a result of noncompliance with these requirements.

●	Cybersecurity breaches, attacks and other similar incidents, as well as other disruptions to our information technology systems, could compromise our confidential and proprietary information, including personal information, and expose us to liability and regulatory fines, increase our expenses, or result in legal or regulatory proceedings, which could cause our business and reputation to suffer.

●	We are subject to various affirmative and negative covenants with respect to our debt financing with Avenue. The covenants may impede our ability to execute our business plan and, if breached, may adversely affect our business, results of operations and financial condition.

●	An active trading market may not develop or continue to be liquid and the market price of shares of our common stock may be volatile.

●	Sales of substantial amounts of our common stock in the public markets by our founder, affiliates, or non-affiliates, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.

●	We are a “controlled company” within the meaning of the corporate governance rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. Although we do not currently intend to rely on any such exemptions, we may do so in the future and if we utilize any of the exemptions, you will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

●	Because of his significant ownership of our common stock, our founder has substantial control over our business, and his interests may differ from our interests or those of our other shareholders.

●	We may not be able to maintain a listing of our common stock on Nasdaq.

●	We cannot predict the number of shares we may sell to GEM under the GEM Purchase Agreement, the prices at which such shares may be sold, or the actual proceeds we will receive, and any sales could cause substantial dilution to our stockholders.

●	If you purchase our common stock in future offerings, you may incur immediate and substantial dilution in the book value of your shares of common stock.

●	Resales of our shares of common stock in the public market by our stockholders as a result of any offering may cause the market price of our common stock to fall.

PART I

Item 1. Business

Unless the context otherwise requires, for purposes of this section, the terms “we,” “us,” or “the Company” or “Turn Therapeutics” refer to Turn Therapeutics Inc.

Overview

Turn Therapeutics is developing non-systemic, non-biologic topical immunomodulators for inflammatory skin disease. Our lead program, GX-03, is being studied for moderate-to-severe eczema based on preclinical evidence of cytokine inhibition and reduced eczema severity, as well as a favorable real-world tolerability record from prior cleared medical device indications for the same formula.

GX-03 is currently being evaluated in an ongoing, randomized, double-blind, vehicle-controlled clinical study designed to assess its potential as a topical treatment for moderate-to-severe eczema. We intend to conduct an interim assessment at approximately 50% trial completion. Topline results are expected mid-2026.

In addition to eczema, GX-03 is being advanced for onychomycosis, supported by in-vivo data demonstrating nail penetration and antifungal activity. Our historical medical device portfolio, which includes K183681, K160872, and K171191, also provides background tolerability and feasibility experience with the formula. K183681 has recently been licensed to Medline under a license and supply agreement. See the section of this Annual Report titled “– Marketing – Medline Agreement” for a more detailed description of this agreement.

We also continue exploratory work on a thermostable intranasal vaccine platform based upon preclinical success in work with an international non-profit organization, but this program is not part of the company’s primary dermatology development path.

Our Solutions

We are seeking new drug approvals for the GX-03 formula as a treatment for both eczema and onychomycosis, two skin conditions which require FDA drug approval for marketing. The drug candidate is based on GX-03’s inclusion of polyhexanide (“PHMB”), a well-characterized polymer that, despite its long history of being well-tolerated in wound care, has never been formally submitted or approved as an API for a drug product within the United States. This API has demonstrated strong antimicrobial, anti-inflammatory, and newly discovered upstream and downstream immunomodulating properties, and has an established safety profile with no known adverse effects. We are pursuing its use as a drug active in indications such as inflammatory skin diseases and fungal nail infections. PHMB has no demonstrated or documented systemic uptake in humans.

Our proposed drug formulation for GX-03 is identical to the formula employed in previously cleared medical devices. It has the same active ingredient concentration, petrolatum base, and employs the same proprietary mixing process. Our decision to pursue indications in eczema and onychomycosis is supported by physician feedback and case studies, as discussed below, as well as sponsor initiated in-vivo and in-vitro data. We believe such signals, along with PHMB’s well-documented antimicrobial and anti-inflammatory properties, which have been validated by scientific literature and in-vivo studies, form a sound scientific basis for cross-indication effectiveness across these two dermatologic conditions.

Our founder obtained 510(k) FDA clearance for the GX-03 formula under product category FRO in November 2016 (K160872). To achieve this clearance, extensive animal, laboratory and manufacturing testing was conducted to demonstrate that the formula was as well-tolerated and effective as “predicate products” with comparable form and function. Additional 510(k) clearance was granted in August 2017 (K171191) to manage the skin and symptoms of various skin conditions, including atopic, irritant, and radiation dermatitis. In October 2019, a third clearance was obtained for a porous antimicrobial gauze saturated with the GX03 formula (K183681), following further testing, including packaging and sterilization validations.

In 2020, our founder developed the FleX Product, designed for use in wound and burn care. The rights to this medical device formulation were licensed to MiMedx prior to FDA clearance. MiMedx subsequently elected to pursue a De Novo classification pathway for truly novel innovations rather than a traditional 510(k) route and assumed responsibility for all remaining product testing and regulatory interactions for the FleX Product. For more information with respect to the license agreement with MiMedx, see “- Marketing - MiMedx Agreement.”

Our current business model is to license and/or sell medical device products through commercial partners, without significant capital commitments from us, which allows us to focus our internal efforts on drug development. From 2017 to 2019, GX-03 was commercially distributed by McKesson for wound care. Following physician reports and case studies suggesting positive outcomes in patients with eczema and onychomycosis, we voluntarily ceased internal wound care sales in 2019 to pursue new drug approvals related to these results. We continue to explore additional licensing opportunities for device applications. We have recently completed a license and supply agreement with Medline with respect to K183681 and other wound care opportunities, as well as antimicrobial personal care/OTC products to be jointly developed. We maintain a business model that strategically leverages contractors and vendors while employing a comparatively small internal team in order to minimize cash burn. We believe this reduces the amount of cash needed for internal operations, reduces waste and results in a larger proportion of available capital that can be spent toward furthering clinical development.

Core Products and Programs

GX-03 for Moderate-to-Severe Eczema (Lead Program)

GX-03 is a non-systemic topical immunomodulator being clinically developed for moderate-to-severe eczema. Preclinical studies demonstrated inhibition of cytokines associated with inflammatory skin disease, including IL-31, IL-36α/γ, and IL-4. GX-03 is currently being evaluated in a randomized, double-blind, vehicle-controlled clinical trial in adults with moderate-to-severe eczema.

An interim assessment will be performed at approximately 50% trial completion. An independent interim assessment committee (“IAC”) will review emerging signals of tolerability and efficacy. The IAC is empowered to deliver pre-written statements regarding conditional probability of a statistically significant favorable trial outcome, as well as increase the sample size up to 200% if the committee sees a strong likelihood of achieving statistical significance based upon positive trending. This adaptive trial design, due to the independence of the committee, pre-established rights, and pre-written statements the committee is permitted to deliver after deliberating, does not increase the likelihood of primary error and/or expend alpha.

GX-03 for Onychomycosis

GX-03 is also being advanced as a topical treatment for onychomycosis. In-vivo studies in a validated animal model demonstrated nail-plate penetration and reduction of fungal burden within the nail. Additional clinical program steps are expected to follow completion of the eczema clinical program and related IND activities.

Medical Device Products (Wound and Dermatitis Management)

The company has previously developed and obtained FDA clearance for several medical device formulations containing the same base formulation used in GX-03:

●	K183681: a porous antimicrobial gauze impregnated with the GX-03 formulation. The product has recently been licensed to Medline under a license and supply agreement.

●	K160872: a device cleared for acute and chronic wound management.

●	K171191: a device cleared to manage the skin and symptoms of atopic, irritant, and radiation dermatitis.

These medical devices provide historical real-world usage experience but are not the focus of current clinical development efforts.

Thermostable Intranasal Vaccine Platform (Exploratory Program)

The company continues to conduct exploratory research into the use of its formulation process for live vaccine stabilization and nasal application. This program remains early-stage and operates independently of the dermatology development programs.

PIND Meetings Summary and Drug Programs:

The FDA has provided a potential regulatory pathway for GX-03’s drug development programs. Following two early PIND meetings to discuss clinical development programs for conditions of the nails and skin (PIND 137155 and PIND 138686 on January 17, 2018 and May 9, 2018, respectively), the FDA communicated an openness to the Company leveraging existing 510(k) clinical data to bypass Phase 2 studies.

Electively, the Company chose to sponsor an approximately 114-patient double-blind, randomized, vehicle-controlled trial within the United States in moderate-to-severe eczema to provide insight into Phase 3 design and clinical signal. Patient dosing commenced in mid-July 2025. While we have obtained and are actively completing CMC work required for IND submission, we are able to conduct this trial with significant cost savings by utilizing the existing 510(k) clearance (K171191) for the candidate formula (GX-03), which permits its use on human subjects with atopic dermatitis. Although we are running this trial as a Phase 2-equivalent, we are simultaneously leveraging the cleared status of the formulation. As such, this trial was deemed low-risk and required institutional review board approval rather than an active IND. This trial is designed to (i) generate high-quality tolerability and efficacy data that, if successful, we expect to include in an IND package to support a Phase 3 study and (ii) provide insight to stakeholders regarding the clinical efficacy of our product candidate.

At the conclusion of this study and subsequent regulatory interaction(s), our present plan is to advance to Phase 3 trials for moderate-to-severe eczema following a meeting with the FDA to discuss the data and development plan(s). We intend to conduct additional nonclinical and clinical studies, such as PK max-use and additional healthy volunteer exposure trials, and anticipate requesting permission to conduct such studies in parallel with Phase 3 trials.

The Company also intends to initiate additional clinical development of GX-03 for onychomycosis. The clinical development of topical therapies for onychomycosis benefits from a well-established body of regulatory precedent, including defined endpoints, validated trial designs, and historical comparators. While the Agency previously communicated potential openness to advancing the onychomycosis program directly into Phase 3 trials, in light of evolving regulatory openness to a single adequate and well-controlled registrational study, the Company may elect to structure such a single registrational trial as an adaptive Phase 2b/3 study within a single development framework. The Company may also initiate certain foundational clinical activities for onychomycosis in select ex-U.S. jurisdictions with clinically respected regulatory environments, while IND preparation and U.S. site activation for this indication continue. This approach is intended to support alignment of global development timelines for the onychomycosis program while preserving optionality as the Company engages with the FDA on its overall development strategy.

Clinical Highlights for GX-03:

GX-03 has demonstrated broad upstream cytokine inhibition in preclinical models of inflammatory skin disease, including IL-31, IL-36α/γ, and IL-4. These findings correspond to pathways implicated in eczema pathophysiology. In animal studies, treatment with GX-03 resulted in significant reductions in Investigator’s Global Assessment (IGA) scores and suppression of inflammatory signaling.

Additional in-vivo work demonstrated nail penetration and antifungal activity relevant to onychomycosis. Across these programs, GX-03 demonstrated a favorable tolerability profile with no observed systemic exposure.

Vaccine Delivery Platform

In addition to our dermatology programs, we are actively advancing vaccine delivery technologies through our PermaFusion suspension platform aimed at extending the ambient and refrigerated stability of live vaccines. If successful, this technology will enable critical vaccines to be delivered intranasally without injection which, alongside increased stability, may enable the delivery of immunizations to patients in clinic, hospital, and home-health settings.

In May 2025, we achieved a key technical milestone: the successful 100% recovery of a live VSV vaccine vector from our oil-based delivery system. Viral vectors are base viruses used to make vaccines via strategic modifications. We established that we could recover 100% of this VSV vector suspended in our carrier at 72 hours at room temperature, with all of the VSV being “recovered,” a measurement term for surviving. These findings suggest that lipid-enveloped live viruses may remain viable in our viscous suspension system without degradation, thereby offering preliminary evidence that challenges prior assumptions about incompatibility between lipid carriers and live, lipid-enveloped viruses.

On June 6, 2025, we began a parallel stability analysis of a live, VSV-based vaccine candidate (suspended in our carrier) and the same vaccine in traditional, solution form. Both forms, along with an unmodified VSV control, were stored at ambient temperature and refrigerated (4°C) for 28 days. Evaluations of viability took place at 3, 7, 14, and 28 days. That trial has been completed and produced results demonstrating that the live vaccine in our delivery system was 100% recoverable at up to 14 days in ambient storage and 100% recoverable at up to 28 days in refrigerated storage.

Competitive Strengths

Non-Systemic Cytokine Modulation for Inflammatory Skin Disease

GX-03 has demonstrated inhibition of cytokines associated with inflammatory skin disease without evidence of systemic uptake. This approach is intended to enable topical immunomodulation without systemic immunosuppression or injectable administration.

Proprietary Platform Technology Enabling Broad Formulation Capabilities Across Multiple Therapeutic Categories

The company’s formulation process enables suspension of water-soluble actives in oil-based carriers without emulsifiers, supporting uniform delivery and stability.

Improved Therapeutic Profile for Onychomycosis and Other Dermatologic Indications

Current topical therapies for onychomycosis, such as Jublia® (efinaconazole), are associated with long treatment durations, low complete cure rates (often below 20% in real-world use), and limited penetration into the nail bed. Oral antifungals offer better efficacy but carry systemic risks, including hepatotoxicity, drug interactions, and the need for liver monitoring. Our topical antifungal product candidate, developed using the PermaFusion platform, is designed to overcome these limitations by enhancing delivery through the nail plate while avoiding systemic exposure. We believe our candidate represents a potentially attractive topical therapy with a differentiated tolerability and efficacy profile.

Needle-Free, Non-Systemic Approach Aligned with Patient and Caregiver Preferences

There is increasing demand - particularly among pediatric, geriatric, and chronic care populations - for therapies that avoid injections, steroids, and systemic immunosuppression. Our pipeline is focused on non-steroidal, non-injectable, and non-biologic product candidates with localized activity. This approach is intended to maximize safety and convenience without compromising therapeutic effect, addressing a growing preference for treatments that are easier to administer and better tolerated over long-term use.

Immunomodulatory Activity Without the Cost and Risks of Biologics

Many immunomodulatory therapies rely on injectable and topical biologics that target pathways such as IL-4, IL-13, IL-31, and IL-36. While these agents tend to show effectiveness in clinical trials, they come with tradeoffs: high cost, systemic immunosuppression, higher incidence of side effects, and, for injectables, low patient adherence due to injection burden. Our non-biologic, non-systemic candidates have demonstrated cytokine modulation without the need for injections or systemic absorption. Cytokine modulation refers to the alteration - either reduction, increase, or normalization - of the levels of signaling proteins (cytokines) that regulate immune and inflammatory responses. In inflammatory skin diseases such as eczema, certain cytokines (e.g., IL-36α, IL-36γ, IL-31, and IL-4) are overproduced, driving redness, swelling, and itch. Modulating these cytokines can reduce the inflammatory response and improve disease symptoms.

GX-03 has demonstrated cytokine modulation in pre-clinical (animal) studies. In a murine model of Staphylococcus aureus-induced eczema, topical pretreatment with GX-03 significantly reduced protein expression of IL-36α (−50%, p=3.08×10⁻¹³), IL-36γ (−49%, p=4.35×10⁻⁸), IL-31 (−68%, p=1.12×10⁻⁶), and IL-4 (−17%, p=2.87×10⁻⁵) compared to untreated controls, as measured by quantitative Western blot analysis. These findings were associated with a statistically significant improvement in Investigator’s Global Assessment (IGA) scores (mean 0.8 vs. 2.4; p=7.93×10⁻¹⁰), indicating reduced clinical signs of skin inflammation. This may provide a potential new therapeutic class to compete in biologic-driven markets while avoiding the limitations inherent to biologic therapy.

Tolerability Experience From Cleared Medical Devices

Historical use of related formulations in cleared medical device products provides background tolerability experience relevant to future development.

Intellectual Property Protecting Core Technology and Product Candidates

We hold numerous issued patents and multiple pending applications across major jurisdictions, covering composition, manufacturing methods, and delivery mechanisms. These patents are expected to provide coverage for our lead product candidates into the late 2040s. Our intellectual property strategy includes both product-specific and platform-level claims, supporting both internal development and potential licensing opportunities. For more information, see “- Intellectual Property.”

Notwithstanding our numerous issued patents and pending applications, we have been party to, and may in the future become involved in, proceedings in the United States or in foreign jurisdictions challenging the validity, priority or other features of patentability of our patent rights or those of third parties that conflict with our own. For example, we filed a derivation proceeding in 2017 before the U.S. Patent and Trademark Office (“USPTO”) against Marc Selner, alleging that Selner improperly and without authorization filed a patent application for an invention conceived by Bradley Burnam. The USPTO did not name Mr. Burnam sole inventor of Selner’s application or cancel Selner’s patent application, as we requested, and the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s decision. The derivation proceeding was to determine the party that was first inventor of the claims of Selner’s application. As a result, Selner’s application may contain claims similar in scope to certain issued patents and patent applications. However, we own multiple issued patents for which Mr. Burnam is an inventor that cover the inventions at issue in the derivation proceeding (and related subject matter). Furthermore, prior to its issuance, we intend to file for reexamination of the Selner patent application based upon its lack of enabling data, disclosures, and expert testimony. Should the application ultimately issue as a patent, he may attempt to seek royalties or try to prevent our development and commercialization of products he may allege overlap with his application claims or otherwise seek damages from us. For more information, see “Risk Factors - Risk Related to Our Intellectual Property, Data Privacy and Cybersecurity.”

Capital-Efficient Operating Model Designed for Scalable Growth

We operate with a lean infrastructure, leveraging expert consultants and outsourced manufacturing to minimize fixed overhead and preserve capital for high-value activities. Our pipeline strategy is informed by independent clinical observations, peer-reviewed publications, and identified gaps in the standard of care. This model allows us to advance multiple assets in parallel while maintaining operational discipline.

Positioned to Capitalize on Market Disruption and Patent Expirations

Several incumbent therapies across dermatology and antifungal markets are nearing the end of their patent protection periods. We believe this shift creates an opportunity to introduce differentiated, formulation-driven therapies into markets with stagnant innovation and increasing generic pressure. Our products are designed to compete not just on efficacy, but also on tolerability, usability, and alignment with evolving patient and provider expectations.

Our Growth Strategy

Our growth strategy is built around the following key priorities:

1.	Advance GX-03 as the primary development program for moderate-to-severe eczema. The eczema program is the central focus of ongoing clinical development, regulatory planning, and potential partnering discussions.

2.	Develop GX-03 for onychomycosis as a secondary dermatology indication.

3.	Maintain and expand medical device partnerships. The recent license and supply agreement with Medline for K183681 reflects the company’s approach to leveraging device assets through commercial partners.

4.	Continue exploratory work in thermostable intranasal vaccines as a separate development lane.

Clinical Results

Previous in-vivo and in-vitro work for GX-03, as well as GX-03 derived technology indicate a favorable tolerability profile, including a lack of cytotoxicity, irritation, and/or sensitization, as well as a lack of systemic uptake.

These results culminated in our previous FDA clearances for the GX-03 formula and its derivative products in 2016, 2017, and 2019 (K160872, K171191, and K183681, respectively). These 510k FDA clearances were filed and cleared as FRO classification combination products and subject to performance testing including ISO-10993 cytotoxicity, irritation, and sensitization studies. All studies were conducted in GLP and received passing scores per ISO-10993 guidelines.

In support of our onychomycosis development program, we conducted an in-vivo study titled “Efficacy In Vivo Onychomycosis (Trichophyton mentagrophytes) Study” at Altogen Labs (Austin, Texas), under IACUC protocol LC03456, initiated in May 2019 and completed in June 2019. The study employed a well-characterized rabbit onychomycosis model, using Trichophyton mentagrophytes to mimic clinically relevant fungal infections of the nail, as described in a peer-reviewed protocol published in Antimicrobial Agents and Chemotherapy (2011). In the study, infected rabbits were treated topically with our GX-03 formulation (0.5% PHMB in petrolatum) once daily for 30 days. Fungal burden was quantified using qPCR on nail clippings, targeting T. mentagrophytes DNA. The treatment group showed a statistically significant reduction in fungal DNA expression relative to untreated controls (p = 0.0005), with no adverse events or animal deaths observed. These findings demonstrate that the GX-03 topical formulation was able to penetrate the nail plate and exert antifungal activity against organisms located in the deeper layers of the nail - a capability not typically achieved by conventional topical therapies - and support further development of the product for onychomycosis and related fungal skin conditions.

In June 2024, we completed an in vivo efficacy study titled “In Vivo Staphylococcus aureus Dermal Toxicity Study” (Study R#XTN025486; protocol LC-04761) at Altogen Labs in Austin, Texas, designed to evaluate the therapeutic potential of GX-03 in a mouse model of Staphylococcus aureus - induced skin inflammation. The study utilized a published eczema induction protocol established by Liu et al. (Cell Host & Microbe, 2017) and enrolled 30 mice randomized across three treatment arms. Following a 7-day course of GX-03 topical application, the treatment group demonstrated a mean ISGA score of 1.44, compared to 3.00 in untreated controls, representing a 57% reduction in disease severity. No adverse events or clinical signs of toxicity were observed. We believe these data support rapid skin-calming and anti-inflammatory effects of GX-03 and may provide early validation for its use in inflammatory skin conditions such as eczema.

In July 2024, we completed a second in vivo study titled “In Vivo Pretreatment Staphylococcus aureus Dermal Toxicity Study” (Study R#XTN025491; protocol LC-04785), also conducted at Altogen Labs, to assess the immunological impact of GX-03 in a cytokine-driven model of eczema. In this study, 40 C57BL/6 mice received a 4-day topical pretreatment with GX-03 prior to disease induction. Skin inflammation was evaluated by blinded ISGA scoring and protein-level analysis of key inflammatory markers. Mice treated with GX-03 showed a mean ISGA score of 0.83, compared to 2.44 in controls, with a highly significant p-value (p = 7.93 × 10⁻¹⁰). Western blot analysis of skin tissue samples revealed suppression of eczema-related cytokines, including:

●	IL-31: 67.7% reduction (p = 1.12 × 10-6)

●	IL-36α: 50% reduction (p = 3.08 × 10-13)

●	IL-36γ: 49% reduction (p = 4.35 × 10-8)

●	IL-4: 17% reduction (p = 2.87 × 10-5)

No adverse reactions or health concerns were noted throughout the study. Together, these findings demonstrate that GX-03 is capable of downregulating multiple upstream inflammatory cytokines associated with atopic dermatitis in animal model.

We are currently conducting a randomized, double-blind, vehicle-controlled clinical trial to evaluate the tolerability and effectiveness of topical investigational product, GX-03, in adult subjects with moderate-to-severe eczema. The study is titled: “A Double-Blind, Vehicle-Controlled Study to Assess the Efficacy of GX-03 When Used in a Population of Adult Individuals with Moderate to Severe Eczema”, and is classified as a Phase 2 trial.

The study is being conducted at a Center of Excellence in Franklin, Texas, operated by Australia Laboratory Sciences (ALS), a multinational contract research organization. The study investigators are Barry Reece, MS, Dr. Max Adler, and Dr. Gene Ream.

The study is designed to enroll 114 to 120 adult subjects aged 18 to 70, with a target of at least 100 subjects completing the full protocol. Participants are randomized to receive either GX-03 or a matched vehicle control, applied topically in blinded form. The primary objective is to evaluate clinical improvement in eczema relative to baseline and vehicle control.

An interim assessment will be performed at approximately 50% trial completion. An independent interim assessment committee (“IAC”) will review emerging signals of tolerability and efficacy. The IAC is empowered to deliver pre-written statements regarding conditional probability of a statistically significant favorable trial outcome, as well as increase the sample size up to 200% if the committee sees a strong likelihood of achieving statistical significance based upon positive trending. This adaptive trial design, due to the independence of the committee, pre-established rights, and pre-written statements the committee is permitted to deliver after deliberating, does not increase the likelihood of primary error and/or expend alpha.

The primary endpoint is the change in Eczema Area and Severity Index (EASI) scores from baseline to weeks 4 and 8. Secondary endpoints include changes in Validated Investigator Global Assessment for Atopic Dermatitis (vIGA-AD™) and Peak Pruritus Numeric Rating Scale (PP-NRS) scores over the same period. Tolerability and effectiveness are assessed throughout the study by monitoring treatment-emergent adverse events and evaluating potential causal associations with the study drug.

This trial is designed to generate controlled data on the potential clinical utility of GX-03 in treating inflammatory skin disease, particularly in non-steroidal management of moderate-to-severe atopic dermatitis. We intend to include these findings in our investigational new drug application package. Additionally, we expect findings from this study to inform the broader development strategy and potential regulatory submissions for GX-03.

Onychomycosis (Fungal Nail Infection)

Turn is pursuing indications for GX-03 as a topical PHMB-based formulation for onychomycosis. The company has identified the mechanism of action via in-vivo data demonstrating nail plate penetration and antifungal activity within the nail. This ability to effectively penetrate the keratin clinically differentiates this candidate from other topicals on the market, which studies have shown lack effective nail penetration capabilities.

Clinical Products

K183681

K183681 represents the first antimicrobial version of Adaptic®-style non-adherent wound dressings, incorporating liquid antimicrobials to provide both moisture retention and antimicrobial protection in wound dressing changes and post-surgical management. K183681 is FDA cleared to include these antimicrobial claims in both name and indications, and we have licensed this product to Medline.

K171191

Turn has received FDA clearance for the GX-03 formula as a medical device indicated to manage the symptoms of atopic, radiation, and irritant dermatitis. Sampling for human use under this labeling confirmed patient and clinician satisfaction. Mechanism of action studies later confirmed meaningful reductions in inflammatory cytokines without the use of systemic biologics, including IL-4, IL-31, and IL-36 variants, which are implicated in eczema pathogenesis. These findings are complemented by reductions in Investigator’s Global Assessment (IGA) scores in animal models of atopic dermatitis. GX-03/K171191 operates through multiple mechanisms of action: direct antimicrobial activity of excess inflammatory staph aureus common in eczema patients’ skin, buildup of the fractured skin mantle facilitated said excess staph aureus colonization, as well as modulation of inflammatory pathways that lead to the symptoms of eczema. The product is currently being studied under this labeling in a double-blind RCT for its safety and effectiveness in moderate-severe eczema patients. Leveraging this data, its previous FDA clearance in atopic dermatitis management, and other clinical and preclinical data, the company intends to move from this RCT to IND submission under which Phase 3’s and any additional human testing would be conducted prior to a potential new drug approval submission. We have not currently out-licensed this product but are actively identifying potential partners for distribution outside the United States.

K160872

K160872 is an FDA cleared medical device indicated for acute and chronic wound management that has been used on thousands of patients to accelerate healing of advanced wounds, including traumatic and diabetic wounds. It has been proven to cause no damage to healthy cells while offering broad antibacterial, antifungal, and anti-yeast activity. K160872’s petrolatum base does not macerate wounds and can be left in place for days between dressing changes. The formula has been the subject of many publications, including peer-reviewed publications such as “A Novel Approach to the Treatment of Necrotizing Fasciitis” in Acta Scientific Orthopaedics in 2023. We have not out-licensed this product.

Marketing

We strategically license and commercialize our medical device technologies through commercial partners while we concentrate on the research, development and regulatory advancement of new drug indications, a model intended to provide financing flexibility to the company via passive revenue streams.

MiMedx Agreement

In November 2022, we entered into the MiMedx Agreement wherein we granted MiMedx an exclusive, sublicensable license under certain of our intellectual property, technology and biomaterials, including as related to the FleX Product, to develop, manufacture and commercialize (i) the FleX Product in the Territory and (ii) certain other biological products worldwide, in each case, in the wound care, burn care and surgical care fields only. We also granted MiMedx certain exclusive and non-exclusive licenses under specified trademarks. We retain exclusive development and commercialization rights for the FleX Product outside the Territory with MiMedx having the right of first refusal to acquire, subject to certain procedures, exclusive development, manufacturing and commercialization rights. We are responsible for overseeing, monitoring and coordinating all regulatory actions, communications and filings with, and submissions to the FDA with respect to initial marketing approval.

We received a $1.0 million milestone payment upon the execution of the MiMedx Agreement and payments totaling $450.0 thousand as part of the letter of intent entered into with MiMedx in February 2022, as amended.

In the event development and commercialization of the FleX Product in the Territory is successful, we are eligible to receive milestone payments of up to $69.55 million specifically related to the development and commercialization of the FleX Product. However, if the FleX Product is not launched within four months after receiving FDA marketing approval or the execution of the supply agreement for the FleX Product, then, provided the delay is not caused by us, MiMedx must also pay us monthly payments in the low hundreds of thousands of dollars, to be deducted from a specified milestone. In addition, we are entitled to receive milestone payments of $1.0 million for each additional product developed and commercialized under the agreement.

Subject to the terms and conditions of the MiMedx Agreement, MiMedx is required to pay a mid-single digit royalty of net sales on a quarterly basis. The MiMedx Agreement includes certain adjustments for third party royalties. If MiMedx reasonably believes it must obtain or maintain a third-party license to manufacture or commercialize the FleX Product or another licensed product in a territory, it may generally credit up to 50% of the total royalty payments it must pay the third-party licensee against royalties payable to us. We are eligible to receive royalty payments on a country by country basis for each product commercialized under the agreement, for a period beginning upon the first commercial sale of the product and expiring ten years after launch of the product. We have determined that we have one combined performance obligation remaining under the MiMedx Agreement related to the development and commercialization of the FleX Product in the Territory, which primarily includes knowledge and bio-materials transfer to MiMedx, assisting and coordinating the regulatory approvals with the FDA and ongoing access and upkeep of intellectual property during the term of the MiMedx Agreement and related development and regulatory services. Development and commercialization milestones were not considered probable at inception and therefore were excluded from the initial transaction price. The royalties were excluded from the initial transaction price because they relate to a license of intellectual property and are subject to the royalty constraint.

The term of the MiMedx Agreement runs until the last date on which any licensed product is covered by a valid claim of any of the licensed patents, the earliest of which is currently expected to expire in 2044. Following the expiration of the term of the MiMedx Agreement, the licenses granted become fully paid-up and perpetual, but to the extent MiMedx continues to commercialize the FleX Product after the expiration of the term of the MiMedx Agreement, and such commercialization requires use of our trade secrets, MiMedx must continue to pay us a reduced royalty for a period expiring 10 years after the launch of the FleX Product.

The agreement allows for termination under specific circumstances. Either party may terminate the agreement if the other party materially breaches the agreement and fails to cure the breach within 90 days of receiving written notice, or if the other party becomes bankrupt or insolvent. MiMedx also has the right to terminate (i) the agreement in its sole discretion with three months’ prior written notice and (ii) the license to the FleX Product at any time. We retain the right to terminate the agreement if MiMedx fails to launch the FleX Product in the United States within 10 months of receiving FDA marketing approval or executing the supply agreement for the FleX Product, whichever is later, provided the delay is not caused by us.

Medline Agreement

On October 27, 2025, we entered into the Medline Agreement with Medline, the world’s largest manufacturer and distributor of medical-surgical products. Pursuant to the Medline Agreement, we will collaborate with Medline to develop, manufacture, and commercialize professional and consumer health products that leverage our proprietary PermaFusion® delivery platform. Medline will lead global commercialization and distribution across its professional and retail networks in more than one hundred countries and territories, while we will contribute formulation expertise, intellectual property, and clinical development capabilities. The Medline Agreement establishes a multi-year framework for supply and co-development activities, including manufacturing scale-up for our PermaFusion-based formulations and the co-branding of future products in the professional and retail space(s).

Sales Process

For medical device products and indications, we intend to partner with existing organizations with established sales forces and commercial channels. We intend to serve as an educational and sales resource as well as a contract manufacturer given our established production chain. We intend to seek partners for drug programs during the approval process timeline, but we will prepare to commercialize if management deems it a superior choice for the company.

Our Market

Eczema / Atopic Dermatitis: Market Overview and Unmet Needs

Atopic dermatitis, commonly referred to as eczema, is a chronic inflammatory skin condition characterized by pruritus (itching), erythema (redness), and skin barrier dysfunction. According to the National Eczema Association, it is one of the most prevalent skin disorders globally, affecting an estimated 10-20% of children and up to 10% of adults in developed countries. In the United States, approximately 16.5 million adults are impacted by eczema, with moderate-to-severe eczema accounting for 40% of these patients.

According to Fact MR, the global market for the treatment of atopic dermatitis, commonly known as eczema, is estimated at approximately $12.0 to $18.0 billion. The market is expected to expand, largely driven by rising awareness of eczema, quick detection and rising use of harsh sanitary products. Moderate-to-severe cases represent an estimated 40% of the total market. According to the National Eczema Association, it is estimated that 6.6 million adults and 3.2 million children in the United States have moderate-to-severe eczema. Dupixent® (dupilumab), an injectable biologic, currently leads the market in sales and revenue. Despite its success, Dupixent’s injectable format remains a barrier for certain patient populations, particularly pediatric patients, underscoring demand for noninvasive, effective alternatives.

Current treatment paradigms for atopic dermatitis include topical corticosteroids, calcineurin inhibitors, systemic immunosuppressants, and more recently, biologic therapies targeting specific cytokines involved in disease pathogenesis. While biologics such as Dupixent® (dupilumab) have demonstrated efficacy in moderate-to-severe cases, they are associated with high costs, require systemic administration, and may present risks of immune modulation. Additionally, topical corticosteroids are limited by concerns over long-term skin thinning, irritation, and sensitization. While newer biological topicals, such as JAK inhibitors like Vtama®, have demonstrated some efficacy in moderate-severe eczema, they are hindered by high cost and poor safety profiles that often lead to so-called “black-box” warnings.

There remains unmet need for effective, non-steroidal, non-systemic topical therapies that can address both microbial burden and inflammatory pathways without the adverse effects commonly associated with existing treatments. Turn Therapeutics has initiated human trials for GX-03 as a topical, non-steroidal, non-biologic immunotherapy for moderate-severe eczema, leveraging its dual mechanism of action: direct antimicrobial activity and inhibition of pro-inflammatory cytokines implicated in atopic dermatitis. Data and FDA clearances indicate the formula is non-cytotoxic, non-irritating, and non-sensitizing, which we believe will help address key tolerability concerns as compared to current therapies.

Nail Fungus / Onychomycosis: Market Overview and Unmet Needs

Onychomycosis is a common fungal infection of the nails, primarily caused by dermatophytes, yeasts, and non-dermatophyte molds. The condition results in nail discoloration, thickening, and separation from the nail bed, leading to pain, discomfort, and cosmetic concerns. According to CDC, onychomycosis is estimated to effect approximately 14% of the U.S. and global population, with prevalence increasing in older adults and individuals with comorbidities such as diabetes or peripheral vascular disease. Most patients with onychomycosis do not seek professional treatment due to the limitations of current therapeutic options, detailed below.

According to Grand View Research, the global market for the treatment of onychomycosis (fungal nail infections) was valued at approximately $3.81 billion in 2024, with North America representing 40.3% of the global market in 2024. Despite the high prevalence of onychomycosis, a majority of affected individuals do not seek treatment. This is largely due to factors such as lack of awareness, the need for confirmed diagnosis through nail samples, and expensive treatments often not covered by insurance. Topical antifungals have demonstrated limited efficacy, with success rates ranging from 6.5% to 17.9%; CDC only suggests oral therapies for onychomycosis based on limited efficacy of topicals, yet oral terbinafine (LAMISIL®), the oral/primary systemic alternative, is associated with hepatotoxicity risks and typically requires ongoing liver function monitoring. The market presents substantial opportunity for novel, safe, and efficacious topical therapies. Current treatment options include oral antifungal medications (e.g., terbinafine, itraconazole) and topical therapies (e.g., ciclopirox, efinaconazole). Oral therapies demonstrate higher efficacy but are associated with systemic side effects, including hepatotoxicity and drug-drug interactions, limiting their use in certain patient populations. Treatment durations are long, often requiring 12 weeks or more, and recurrence rates remain high.

Topical therapies offer a safer route of administration but are limited by poor nail penetration and suboptimal efficacy. Clinical cure rates for topicals are typically below 20%, with efinaconazole (Jublia®), one of the leading products, demonstrating complete cure rates of approximately 15-18% in pivotal trials. These limitations underscore the need for novel topical treatments capable of effectively penetrating the nail plate and delivering therapeutic concentrations to the site of infection without systemic exposure.

Turn Therapeutics is advancing GX-03 as a topical formulation for onychomycosis, designed to overcome nail penetration challenges while leveraging its established antimicrobial properties. In-vivo data support the formulation’s ability to reach the nail bed and exhibit fungicidal activity against dermatophytes, addressing key shortcomings of current topical therapies. Additionally, data from a 100 plus patient, independent investigation entitled “A Novel Approach to Polymicrobial Nail Infection” conducted by R. Daniel Davis, DPM in 2018-2019, suggests that Turn’s formulation may achieve clinical clearance (based on visible evidence of the development of a Beau’s line with progression of a clear nail plate to the distal end of the nail) as high as 70-85% in diverse patient populations (including diabetic patients) when applied topically once or twice daily. This data suggests favorable outcomes among patients beyond Turn’s in-vivo models as conducted by Altogen Laboratories. Data generated by any independent investigators may not predict the results of later clinical trials of any of our current or future product candidates. “A Novel Approach to Polymicrobial Nail Infection” involved no placebo or comparator group, and was an investigator-initiated trial, meaning that Turn has less control over the protocols, administration or conduct of the trial as compared to its own trials, including follow-up with patients and ongoing collection of data after treatment.

Advanced Wound Care and Vaccines

According to Market Research Future, the global advanced wound care market was estimated at approximately $18.72 billion in 2024 and is projected to grow to $30.76 billion by 2034, reflecting a compound annual growth rate (“CAGR”) of 5.09% over the forecast period. Advanced wound care products are essential for treating chronic wounds such as diabetic foot ulcers, pressure ulcers, and burns. However, current offerings are frequently limited by short duration of action, wound cytotoxicity, and vulnerability to microbial colonization. The advanced wound care market encompasses a diverse range of solutions, including negative pressure wound therapy, advanced dressings, tissue engineered skin substitutes, wound cleansers and irrigants, and wound closure devices. Significant revenue growth is occurring across various regions, with North America demonstrating the highest expected growth rate, with revenue valued at $7.2 billion in 2023 and projected to reach approximately $11.0 billion by 2032. Effective products that minimize risk and maximize healing rate while reducing the rate of microbial infiltration to the wound/ dressing(s) would meet significant unmet needs in this space.

Vaccines represent a crucial market segment. However, challenges such as cold-chain logistics and limited thermostability have historically hindered vaccine access for patients, who must seek out caregivers to deliver highly unstable vaccines via injection. Innovations in thermostable, intranasal vaccines can address these issues, opening significant opportunities to improve global immunization coverage and penetrate untapped markets. A study conducted by University of Liverpool shows that the introduction of a mobile vaccination unit has the potential of increasing the number of first-time vaccinations among patients by 25%, which we believe suggests that the more convenient nature of a thermostable, intranasal vaccine could result in significant growth in vaccine uptake. Furthermore, leading players have engaged in mergers and acquisitions for strategic reasons such as expanding their product line and market potential.

We anticipate the primary market for an initial influenza vaccine candidate will consist of governmental and military agencies seeking to stockpile vaccines, as well as public health organizations aiming to distribute the vaccine without need for cold chain logistics. We also anticipate increased uptake of needle-free vaccines that can be administered in clinics or homes. Subject to successful clinical development and regulatory approval, we believe our initial vaccine candidate could be eligible for multi-year procurement contracts from government agencies including BARDA and the Department of Defense, as well as international public health stakeholders such as the WHO and CEPI. The current global market for influenza vaccines was assessed at $8.49 billion in 2024 and is projected to reach $16.73 billion by 2034, growing at a CAGR of 7.02% for the forecasted period.

Our Competition

The biopharmaceutical industry utilizes rapidly advancing technologies and is characterized by intense competition. There is also a strong emphasis on intellectual property and proprietary products. In our segment of the biopharmaceutical industry, competition from different sources including major biopharmaceutical companies, academic institutions, government agencies and public and private research institutions will continue. Many of our competitors have significantly greater financial resources and expertise in product candidate development and may have progressed further toward approval and marketing. In addition, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Regulatory Environment

We are subject to extensive federal, state and local government regulation, including those relating to public health and safety, labeling and disclosure requirements and drug and device safety regulations. Failure to obtain or retain necessary licenses, registrations, clearances, approvals or exemptions could adversely affect the operation of our business. We are also subject to federal and state labor and employment laws, including the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and the Americans with Disabilities Act, among others, which regulate matters such as minimum wage, overtime, employment tax rates, workers’ compensation, citizenship requirements and workplace accommodations.

In the United States, the FDA regulates the safety of food, drugs, medical devices, and cosmetics under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the Public Health Services Act and implements related regulations. Failure to comply with applicable FDA requirements can result in a range of penalties, from warnings and product recalls to significant fines and even criminal prosecution. The products in our portfolio and pipeline require either FDA clearance as a medical device or FDA approval as a drug or biologic. The FDA regulatory process varies depending on whether a product is classified as a medical device or pharmaceutical (drug) and biologic, as discussed below.

Drugs and Biologics

The FDA extensively regulates pharmaceutical products in the United States. Pharmaceutical drugs and biologics undergo a rigorous NDA or BLA process, which includes multiple stages:

●	Preclinical Testing - Completion of laboratory and animal studies assess the safety and efficacy of the product before human trials in accordance with applicable regulations such as the FDA’s Good Laboratory Practice Regulations.

●	IND Application - The company must submit an IND to the FDA, detailing results of pre-IND data and proposed additional studies intended to be used for new drug approval, such as phase 3 studies. The IND must become effective before beginning human clinical trials as an investigational drug candidate.

●	Clinical Trials - Conducting adequate and well-controlled human clinical trials according to IND and good clinical practice regulations. Trials are conducted in three phases unless specified by the agency in meetings/interactions; these phases may overlap or be combined:

●	Phase 1: The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

●	Phase 2: Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

●	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

●	NDA or BLA - Following successful clinical trials, a formal application is submitted for FDA approval.

●	Pre-Approval Inspection - Successful completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product is, or will be, produced. This inspection verifies that the facilities, methods, and controls used in the production of the drug are in compliance with the FDA’s cGMP regulations.

●	Clinical Trial Site Audit - Potential audits of the clinical trial sites that generated the data supporting the NDA or BLA, which help ensure the accuracy and reliability of the data used to evaluate the safety and effectiveness of the drug.

●	NDLA/BLA Review and Approval - Prior to commercial marketing and sale, the FDA will review the NDA or BLA submitted by the drug manufacturer. If the application meets all the necessary requirements and the FDA deems the drug safe and effective, it will approve the application.

There is no assurance that the FDA will ultimately approve a product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA or BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products.

Our Drug Programs

●	Eczema and Onychomycosis Program: Assuming success of the clinical programs, these submissions will be NDAs incorporating a new chemical entity (NCE) as its active ingredient (polyhexanide).

●	Thermostable Vaccine Program: We expect to submit this vaccine candidate following successful IND filing, Phase 1 and Phase 2 clinical trials as a drug product under an NDA or a BLA. The regulatory pathway will be determined based on classification as a drug or biologic.

Medical Devices

Medical devices are tools, machines, implants, or instruments used to diagnose or manage medical conditions without altering the body’s chemical structure. The FDA regulates medical devices under the FDCA and classifies them into three categories based on their risk profile:

●	Class I and II devices typically require pre-market notification through the 510(k) process, demonstrating that the device is substantially equivalent to an already legally marketed device. Our existing medical device clearances were obtained via the 510(k) process.

●	Class III devices and novel devices that lack a predicate device may require De Novo classification or a pre-market Approval (“PMA”), which involves more extensive clinical testing and a comprehensive review of safety and efficacy. Our partner has elected to pursue De Novo classification for the FleX Product, which requires more testing.

As discussed above, authorization to commercially distribute a new medical device in the United States can be obtained via either (i) pre-market notification (also known as the 510(k) process), (ii) De Novo classification and (iii) PMA, depending on the specific classification determined by the FDA.

Wound dressings, such as the ones for which we previously received FDA clearance, including those under device classification FRO, have historically been designated as unclassified devices. These legacy devices were first marketed prior to the Medical Device Amendments of 1976 and, while cleared for use, have not been formally classified into Class I, II or III. The licensor elected to pursue clearance of the FleX Product through the De Novo classification process, as it may represent a novel device without a direct predicate. Because the FleX Product is derived from biologically sourced collagen and may incorporate features such as enhanced healing support or bioresorbability, we anticipate the FDA will classify it as a Class II medical device, subject to special controls. This expectation aligns with prior FDA treatment of collagen-based wound dressings submitted through De Novo or 510(k) pathways, particularly under product code KGN, which is now commonly associated with Class II classification.

During a pre-submission meeting with FDA attended by MiMedx and us, we indicated our desire to submit the FleX Product as a 510(k) under the FRO product code in order to obtain antimicrobial claims available to products in said device category. We presented proposed predicate products to suit the FRO category in a 510(k) submission. At the meeting, FDA suggested that the novelty of the product may lend itself better to a De Novo submission. While the product is physically similar to KGN collagen powders in primary produced form, KGN is not an antimicrobial category. Therefore, while the product could likely achieve KGN indications under 510(k) via removal of specific antimicrobial claims, those claims were stated as desired by our partner. Therefore, the agency recommended the De Novo category, as well as suggested additional antimicrobial tests that included three validated production lots aged in real time (one to two years) tested before and after aging for antimicrobial activity. The agency also suggested a human factor test to include potential users mixing the product as would be intended in the directions for use (premixing with saline) which would verify the capability to consistently mix across the users. MiMedx elected to assume control of the data production and submission. De Novo clearances vary in review time. After any De Novo request is accepted, the FDA will conduct a substantive review to determine if the device meets the criteria for De Novo classification. There can be no assurance as to the FDA’s final determination.

Post-Marketing Requirements

Following FDA approval or clearance, we are subject to a comprehensive set of post-marketing surveillance and regulatory compliance obligations intended to ensure continued safety, efficacy, and regulatory adherence throughout the commercial life of the product, which includes:

●	Adverse event reporting and post-market safety monitoring. We will be required to monitor and report adverse events and product complaints to the FDA in accordance with applicable regulations. This includes submission of Medical Device Reports (MDRs) for devices and Adverse Event Reports or Field Alert Reports (FARs) for drugs and biologics.

●	Post-market studies (if required by the FDA for additional safety or efficacy data). Post-approval trials (also referred to as Phase 4 clinical trials) may be conducted after a drug or device has received regulatory approval and is commercially available. These trials focus on monitoring the long-term safety, effectiveness, and potential risks of the drug in a broader, real-world patient population.

●	Compliance with cGMP for drugs and Quality System Regulations (“QSR”) for medical devices. We will be expected to maintain full compliance with cGMP for drugs and biologics and QSR for medical devices. These frameworks govern all aspects of manufacturing, testing, labeling, packaging, storage and distribution to ensure consistent product quality and prevent contamination, mislabeling or product failure. The FDA regularly inspects manufacturing and quality control facilities to verify compliance, and significant violations may result in warning letters, fines, import alerts or shutdowns.

●	Marketing and advertising regulations to ensure promotional materials do not mislead consumers or misrepresent safety and effectiveness. Our promotional activities, including advertising, product labeling, websites, and educational materials, will be subject to FDA regulation and oversight to ensure they are not false, misleading, or unsubstantiated. All claims regarding a product’s safety, effectiveness, or performance must be consistent with the product’s approved labeling.

Failure to fully comply with post-marketing requirements can result in a range of enforcement actions by the FDA or other regulatory agencies. These actions may include the issuance of Form 483 inspectional observations, warning or untitled letters, civil monetary penalties, seizure of products, injunctions, product recalls or withdrawal of product approval or clearance.

Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. To protect our intellectual property rights, we primarily rely on patents and trade secret laws, confidentiality procedures, and invention assignment language binding on our employees. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in various countries for our products, product candidates and other inventions that are important to our business.

Patents

Our patents cover, among other things, our methods of mixing, chemical compositions, and uses of such compositions. The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions and improvements. We cannot be sure that any patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and product candidates and the methods used to manufacture them. Moreover, our issued patents and those that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in the biotechnology and pharmaceutical industries is an evolving one with many risks and uncertainties which may prevent us from commercializing our products or product candidates.

Our issued and future potential patents may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our products of product candidates. In addition, the rights granted under any issued patents may not provide us with complete protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that achieve similar outcomes but with different approaches. For these reasons, we may have competition for our products and product candidates. Moreover, the time required for development, testing and regulatory review of our products and product candidates may shorten the length of effective patent protection following commercialization.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. In the United States, the patent term of a patent that covers an FDA-approved drug or biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug or biologic is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug or biologic may be extended and only those claims covering the approved drug or biologic, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic. In the future, if our products or product candidates receive FDA approval, we expect to apply for patent term extensions where applicable on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the USPTO in the United States, will agree with our assessment of whether these extensions should be granted, and if granted, the length of these extensions.

Our Patent Portfolio

As of December 31, 2025, we own 14 issued U.S. patents, five pending U.S. non-provisional patent applications, two issued foreign patents, in the E.U. and Japan, five pending foreign patent applications, in the E.U. and Canada, and two pending Patent Cooperation Treaty applications. These patents and patent applications cover, among other things, oil-based compositions that incorporate the PermaFusion process (including Hexagen), as well as compositions and methods for the treatment of inflammatory skin disease, eczema, and onychomycosis. These patents and patent applications (including any patent applications that we timely file based on our pending provisional patent applications), if issued, are expected to expire between 2036 and 2045, in each case assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Trademarks, Trade Secrets and Other Proprietary Information

We also have several registered trademarks for ATOPX, CurX, PermaFusion and Turn Therapeutics. In addition, we have various proprietary mixing processes and compositions maintained as trade secrets. We take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants. We also take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In addition, the agreements we enter into with our employees provide that all inventions conceived of by the individual during the course of employment, and which relate to or are reasonably capable or being used in our current or planned business or research and development are our exclusive property.

There can be no assurance, however, that these agreements will not be breached, or that these agreements, measures, and policies will provide meaningful protection of our trade secrets or adequate remedies, including for our trade secrets, in the event of unauthorized use or disclosure of such information. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets.

For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property, Data Privacy and Cybersecurity.”

Manufacturing and Supply

We currently utilize a U.S.-based, FDA-compliant CMO for the final manufacture and packaging of our GX-03 formulation, including our proprietary PermaFusion mixing process and final drug product fill/finish. The selected CMO has extensive experience producing FDA-regulated drug products and has successfully implemented our validated formulation protocols, including release testing, batch-to-batch consistency verification, and stability assessments.

All analytical methods used in the manufacturing process, including assays to quantify the active biocide and other release criteria, have been validated and applied across multiple lots. Stability studies, both real-time and accelerated, have been conducted. As of the date of this filing, we have completed up to five years of real-time stability testing and two years of accelerated stability studies.

The manufacturing site has previously produced drug and device products and is fully compliant with current cGMP. In addition, Turn has identified and conduct test batches with a secondary manufacturing site in the United States to support risk mitigation and ensure uninterrupted product supply. In the event of a disruption at the primary site, raw material procurement and validation at the secondary site is estimated to take approximately six weeks, with an additional four weeks required to complete three validation batches.

We operate under ISO 13485-compliant quality systems, ensuring alignment with international standards for both medical device and combination product manufacturing. All raw materials are sourced and validated by our CMOs, and in-process testing is performed in accordance with validated protocols to ensure product consistency and safety.

Turn retains full ownership of the proprietary PermaFusion mixing process at all manufacturing sites. This proprietary know-how is protected via confidentiality and quality agreements executed with each site, ensuring that our intellectual property and trade secrets remain secure.

For medical device applications of GX-03, including GX-03 impregnated gauze, we utilize in-house sterilization services provided by SCAPA via gamma irradiation (GAMMA). This sterilization process has been validated and reviewed by the FDA.

All manufacturing, packaging, and sterilization for Turn’s GX-03 based products is currently performed in the United States.

Employees

We currently have two full time employees, with various contractors serving in manufacturing, regulatory, IT, accounting, quality and laboratory/clinical testing functions.

Property

We lease 1,788 square feet of office space in Westlake, California, the term of which extends through August 2027. We pay approximately $4.1 thousand per month.

Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of our business. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position or results of operations. See “Risk Factors - Risks Related to Our Intellectual Property, Data Privacy and Cybersecurity - If we are unable to obtain, maintain and enforce patent protection for our current products and product candidates, and any future products or product candidates we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products and product candidates similar or identical to ours and our ability to successfully develop and commercialize our products and product candidates may be adversely affected.”

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and all of the other information contained in this Annual Report before deciding whether to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. Some statements in this Annual Report, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.

We had net losses of $3.19 million and $1.77 million for the years ended December 31, 2025 and 2024, respectively, and an accumulated deficit of $22.39 million as of December 31, 2025. We expect to incur additional losses via the research, development, and subsequent commercialization of our medical device products and drug candidates.

Our consolidated financial statements express substantial doubt as to our ability to continue as an ongoing business due to insufficient capital on hand to fund our drug development plans as outlined in this Annual Report. Refer to Note 2 in our consolidated financial statements included elsewhere in this Annual Report for more information on our liquidity and ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon, among other things, our ability to obtain additional capital through public or private equity offerings, licensing arrangements, strategic collaborations, and/or other sources. If we are unable to obtain sufficient capital to fund our intended drug development programs, we may be forced to delay, reduce, or terminate these programs or other operations. Our ability to generate product revenue and achieve profitability is dependent upon our ability to successfully commercialize our developed medical devices, as well as obtain approval for and commercialize our drug product candidates. We have incurred operating losses and negative operating cash flows since inception due to the expenses associated with the design and development of these assets and have primarily relied on equity financings and a medical device collaboration agreement to fund our operations. We will need to obtain additional capital from financings and/or collaboration agreements to continue our development plans and operations.

We are subject to risks associated with being an early-stage pharmaceutical and medical device development company, including the need to develop, demonstrate and refine our products and services, produce successful results from pre-clinical and clinical trials, expand our management and technical team, successfully commercialize our products and product candidate(s), obtain customers upon placing any products or product candidates for sale and ultimately achieve and sustain profitability. While we believe that, with our plans to carry out pre-clinical and clinical trials and obtain additional financing, we will be able to maintain operations and continue research and development for a year from the date of the consolidated financial statements included elsewhere in this Annual Report, there can be no assurance that such plans will be successful and failure to obtain and/or generate sufficient capital could have a material adverse effect on our financial condition. Investment in pharmaceutical and medical device product development and commercialization is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product or product candidate will fail to gain regulatory approval or fail to become commercially viable after approval. We have generated minimal revenues from operations, and we cannot estimate with precision the extent of our future losses. We do not have any products that are currently available for commercial sale, and we may never generate product revenue or achieve profitability.

We cannot assure you that we will be profitable even if we successfully commercialize any of our drug candidates or medical devices, as our revenue will be dependent upon, among other things, the size of the markets in the territories for which we have or gain regulatory approval, the number of competitors in such markets, the accepted price for any medical device or drug candidate, and whether we own the commercial rights for those territories. If an intended indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of any of our products or product candidates. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely impact the market price of our common stock and our ability to raise capital and continue operations.

We have a limited operating history and there are inherent uncertainties and risks in pharmaceutical and medical device product development and commercialization.

We are a pharmaceutical and medical device development company with a relatively limited operating history upon which you can evaluate our business and prospects. We were formed in January 2015 by our founder as a research and development incubator for drug candidates and medical devices, and our operations to date have primarily been limited to research, development, and out-licensing/partnering while pursuing additional indications for our technologies to similarly partner in both medical device and drug markets. The ability to execute our business model and generate revenues depends on a number of factors, including our ability to:

●	successfully obtain requisite regulatory approval to begin drug trials and obtain approvals for said drug candidates;

●	identify new out-licensing and partnership opportunities;

●	realize the benefits of our strategic partnerships and other collaborations;

●	launch commercial sales of our drug candidates and medical devices following regulatory approvals, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

●	attract and retain experienced management teams and operational personnel to support our ongoing clinical development efforts, and successfully prepare for the commercialization of our product candidates and medical devices following regulatory approvals, if any;

●	initiate and maintain relationships with third party suppliers and manufacturers and have commercial quantities of product candidates and medical devices, following regulatory approvals, manufactured at acceptable cost and quality levels and in compliance with the FDA and other regulatory requirements;

●	achieve market acceptance of product candidates and medical devices following regulatory approvals in the medical community and with third party payors and consumers;

●	raise additional funds when needed and on terms acceptable to us;

●	successfully identify new product candidates and medical devices through our discovery efforts and advance those product candidates and medical devices into preclinical studies and clinical trials; and

●	maintain, expand and protect our intellectual property portfolio.

Our current operational plans focus energy and resources on the development of our drug candidates. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, or when or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA to perform studies or clinical trials in addition to those that we have completed and anticipate completing for our drug candidates. We also anticipate incurring costs associated with the commercial launch of our products or product candidates. If we cannot successfully execute any one of the foregoing, our business may not succeed, and your investment will be negatively impacted.

If we fail to obtain or generate the capital necessary to fund our operations, we will be unable to continue or complete our product development, and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our drug candidates and/or commercialization of both our drug candidates and medical devices. We cannot provide any assurance that any revenues that we may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our operations and the development and commercialization of our products and product candidates.

Our business or operations may change in a manner that may consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, commercialize our products and product candidates, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred treatment modalities. In addition, we may need to change our commercialization strategy, which could require additional capital. However, we may not be able to secure funding on favorable terms, if at all.

If we cannot raise or obtain adequate funds to satisfy our capital requirements, we may have to delay, scale back or eliminate our research and development activities, clinical studies or operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain intellectual property, technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates and medical devices or certain major geographic markets. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; the progress, timing and scope of our pre-clinical studies and clinical trials; the time and cost necessary to obtain regulatory approvals; the time and cost necessary to further develop manufacturing processes and arrange for contract manufacturing; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and/or commercialization of our products.

Even if we can raise additional funding, we have in the past and may in the future enter into financing agreements that lead to increased dilution, and which will result in sales of our common stock in the open market, which could adversely impact the trading price of our common stock.

On August 29, 2025, we entered into an amended and restated Share Purchase Agreement, which was further amended by a side letter dated as of September 24, 2025, and an amended and restated Registration Rights Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (as amended, the “GEM Purchase Agreement” and the “GEM Rights Agreement,” respectively, and together, the “GEM Agreements”), pursuant to which GEM agreed to purchase up to $85.0 million (the “aggregate limit”) in shares of our common stock subject to certain conditions and limitations.

We may deliver drawdown notices to GEM of up to the aggregate limit and the applicable drawdown pricing period will be 15 consecutive trading days beginning on the notice date, provided that any requested drawdown may not exceed 300% of the average daily trading volume of our common stock during the 15 trading days immediately preceding the notice.

In connection with the GEM Agreements, we were also required to pay a commitment fee of 1% of the aggregate limit in cash or freely tradeable common stock, the latter of which is dilutive to our existing shareholders. We settled this fee through issuance of 161,905 shares of our common stock to GEM at an effective price of $5.25 per share. Additionally, on October 8, 2025, the date our common stock commenced trading on Nasdaq, we issued to GEM a warrant to purchase a number of shares of common stock equal to 4% of our fully diluted outstanding shares as of the same date at an exercise price equal to $5.03, subject to certain adjustments as set forth in the GEM Purchase Agreement (the “GEM Warrant”). If the market price of our common stock exceeds the exercise price of the GEM Warrant, GEM is likely to exercise warrant shares, which would result in the issuance of a substantial number of additional shares of our common stock.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2024, we determined that there were certain errors pertaining to our accounting for stock-based compensation, which resulted in our identification of a material weakness in our internal controls over financial reporting related to lack of properly designed, implemented and effective operating controls.

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

We are an early-stage company that competes against large, well-established companies with long-standing relationships, extensive clinical data, and recognized brands, as well as against new companies with innovative products.

We were founded in January 2015 as a research and development organization and have generated minimal revenues from operations. We cannot assure you that a sustainable market for our drug candidates or medical devices exists, or that we will be able to develop effective business and market strategies to seize market opportunities. An unsustainable market or ineffective market strategy would have a negative impact on our financial condition and share price.

Our competitors include large pharmaceutical and medical device companies. These companies possess substantially greater financial, research and development, sales, marketing, distribution, and regulatory resources, and have been in business longer with greater brand recognition. Their greater capabilities in these areas may enable them to outperform our prices, product development and market recognition while being able to bear increasing costs. We cannot assure you that our products will compete effectively and experience growing sales.

Rapid technological innovation or consolidation among larger competitors may exacerbate these trends and result in the obsolescence of our products or technologies, potentially requiring further investment in R&D or licensing to remain competitive. These pressures could further impair our financial results and strategic flexibility.

Additionally, innovative new companies which promise significant medical benefits are established every year and provide further market competition. If these companies gain market acceptance, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends upon a number of factors including: (i) identifying emerging trends in our target end-markets, (ii) developing, acquiring and maintaining competitive products, (iii) enhancing our products via innovative, differentiating features; and (iv) bringing products to market quickly and cost-effectively via development or acquisition.

We depend on certain key personnel and must attract and retain additional talent.

Our future success depends on the efforts of key personnel and consultants. Mr. Burnam is, through BEB Holdings, LLC, our controlling shareholder, and therefore has significant influence on, and is a driver of, our business planning, strategy, and culture. Our success depends to a significant degree on his leadership, long-term vision, relationships, knowledge of the industry, and ability to execute our overall business strategy. If Mr. Burnam were to discontinue his service with us for any reason, it could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, financing requirements, liquidity, prospects and the price of our common stock.

As we grow, we will need to attract and hire additional employees in manufacturing, operations, clinical development, finance, legal, human resources, and other areas. Depending on the economic environment and our performance, we may not be able to locate or attract qualified individuals for such positions when we need them. We may also make hiring mistakes, which can be costly in terms of resources spent in recruiting, hiring, and investing in the incorrect individual and in the time delay in locating the right employee fit. If we are unable to attract, hire, and retain the right talent or make too many hiring mistakes, it is possible that our business will suffer from not having the right employees in the right positions at the right times. This could adversely impact the value of your investment.

We expect to increase the size of our organization in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

As of December 31, 2025, we have two full-time employees and various contractors serving in manufacturing, regulatory, quality, clinical advisory, accounting and finance and laboratory/clinical testing functions. We expect to hire additional employees and contractors. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management such as: identifying, recruiting, integrating, maintaining and motivating additional employees; managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and improving our operational, financial and management controls, reporting systems and procedures.

Our future success will depend on our ability to efficiently manage this growth while continuing to execute on clinical, commercial, and regulatory goals. Our management may also have to divert a disproportionate amount of attention away from day-to-day activities to manage these growth activities.

Other pharmaceutical and medical device companies we compete against for qualified personnel and consultants may have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop product candidates and medical devices will be impacted and may harm our business.

The success of our business will depend upon our ability to create and expand our brand awareness.

The pharmaceutical and medical device markets within which we intend to compete are highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability, or the ability of our commercial partners, to create and expand awareness of our drug candidates and/or medical devices distinct from those of our competitors. If there is a failure in our commercialization strategy and widespread brand awareness is not developed cost-effectively, our growth will be impeded, and our business may suffer.

It is imperative that we are able to convey to consumers the benefits of our drug candidates and medical devices. However, advertising, packaging and labeling of such products is and will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors while complying with all applicable regulations.

Changes in methods of product manufacturing may result in additional costs or delay.

As our product candidates and medical devices proceed through the development process, it is common that various aspects of the development program, such as manufacturing methods, are altered in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause product candidates and medical devices to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval, or another regulatory authority’s notification or approval, as applicable, since similar requirements apply in other jurisdictions. This could delay the completion, or result in the abandonment of, clinical trials, require the conduct of bridging clinical trials, the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and medical devices and jeopardize our ability to commence sales and generate revenues.

We may also experience shortages due to manufacturing difficulties. Our manufacturing operations could be disrupted by fire, earthquake or other natural disasters, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to our manufacturing chain, we would be unable to manufacture until we have secured adequate raw material supply and re-validated additional manufacturing facilities.

For some of our products, we obtain raw materials from one supplier. If we are unable to obtain raw materials supplied by any such existing supplier, our ability to manufacture and deliver our products to the market would be impeded or delayed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

Our research and development efforts benefit from strategic partnerships and research collaborations, and we cannot guarantee that any previous or future strategic partnerships or research collaborations will be successful.

Our research and development efforts benefit from strategic partnerships and research collaborations, and we cannot guarantee that any previous or future strategic partnerships or research collaborations will be successful. The rapid pace of technological development in the pharmaceutical and medical device industry and the specialized expertise required in different areas of pharmacy and medicine make it difficult for one company alone to develop a broad portfolio of pharmaceutical and medical solutions. Our research and development strategy may include entering into collaborations or strategic partnerships with third parties that have complementary technologies or capabilities. These collaborations involve risk and uncertainty and may not yield viable commercial opportunities. If we fail to establish strategic partnerships and research collaborations, we may be required to make significant capital investments to develop those capabilities internally.

In addition to internally generated growth through our research and development efforts, we have also used, and expect to continue to use, strategic partnerships or research collaborations to provide us access to new technologies both in areas served by our existing businesses as well as in new areas. We expect to make future strategic partnerships or research collaborations where we believe that we can stimulate the development or acquisition of new technologies and products to further our strategic objectives and strengthen our existing businesses. Strategic partnerships or research collaborations in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future strategic partnerships or research collaborations will be successful or will not materially adversely affect our business, results of operations, financial condition, and cash flows.

Our business is dependent on the successful development, regulatory approval, and commercialization of our products, product candidates, and/or future products and product candidates.

Our business is dependent on successful clinical trials of our products as well as FDA clearances/approvals of our products. We have three FDA clearances for medical devices, two of which were obtained by the fourth quarter of 2017. In 2022, the Company entered into a licensing agreement for a biologic product it developed that is pending FDA clearance. On October 27, 2025, we entered into an out-licensing agreement with a global medical manufacturing and supply company for one of our currently FDA-cleared products — K183681. The Company expects to continue increasing its drug development pipeline through expanded clinical trials for multiple disease indications and the buildout of staffing required to conduct such drug development. Failure to obtain meaningful clinical data, get further clearances/approvals from the FDA, or an inability to successfully develop license or market products could have a material adverse effect on our business, prospects, or operations.

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

We currently have three medical device clearances on completed products from the FDA. We have one fully-developed medical device, the FleX Product, which is undergoing testing for De Novo clearance. After any De Novo request is accepted, the FDA will conduct a substantive review to determine if the device meets the criteria for De Novo classification, and there can be no assurance as to the FDA’s final determination. We have a completed drug candidate pending IND submission for moderate-severe eczema and onychomycosis.  We have one pharmaceutical/drug candidate, specifically a thermostable, intranasal in pre-clinical development. The success of our business, including our ability to generate any substantial revenues in the future, will depend to a significant extent on both the successful regulatory approval and commercialization of our current and future products.

The clinical and commercial success of these current and future products will depend upon a number of factors, including the following:

●	our ability to successfully establish manufacturing and distribution partnerships or license our products to third party companies which successfully implement and execute a marketing and sales strategy for our current and/or future products in the U.S. and internationally, whether alone or in collaboration with others;

●	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third party contractors;

●	whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our current or future products or product candidates;

●	acceptance of our proposed indications and primary and secondary endpoint assessments relating to the proposed indications of our current product candidates by the FDA and foreign regulatory authorities;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our current or future products or product candidates;

●	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our current or future products or product candidates;

●	achieving, maintaining and, where applicable, ensuring that our third party contractors achieve and maintain compliance with our contractual obligations and with all regulatory requirements applicable to GX-03 or any of our current or future products or product candidates;

●	the ability of third parties upon which we rely to manufacture clinical trial and commercial supplies of GX-03 or any of our current or future products, product candidates and medical devices to remain in good standing with relevant regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice (“cGMP”);

●	physician and patient demand for any of our current or future products or product candidates;

●	our ability to establish, maintain, defend and enforce intellectual property rights in and to our current and future technologies, products and product candidates;

●	our ability to avoid third party patent interference, intellectual property challenges or intellectual property infringement, misappropriation, dilution or other claims; and

●	the ability to raise any additional required capital on acceptable terms, or at all.

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

Clinical trials and preclinical studies are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes.

Our pharmaceutical and medical device candidates that are or will be in clinical development or preclinical studies require, as applicable, extensive clinical testing before achieving regulatory approval in the form of a medical device clearance or new drug approval (“NDA”), or other similar application for regulatory approval, as an application for marketing authorization may be submitted to any foreign jurisdictions in which we may market and sell our products. We cannot provide any assurance that we will submit applications for regulatory approval for unapproved/future products or whether any such application will be accepted for review or ultimately approved by the relevant regulatory authorities.

Clinical trials and preclinical studies are expensive, time consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. In addition, failures can occur at any stage of development, including clinical trials or preclinical studies, and we could encounter problems that cause us to abandon or repeat clinical trials or preclinical studies. In addition, results from clinical trials or preclinical studies may require further evaluation, delaying the next stage of development. Further, product candidates and medical devices in later stages of clinical trials may fail to show the desired safety and efficacy results despite having successfully progressed through preclinical and earlier stage clinical trials. Such product candidates and medical devices may exhibit safety signals in later stage clinical trials that they did not exhibit in earlier studies or trials. A number of companies in the pharmaceutical and medical device industry have suffered significant setbacks in, or the discontinuation of, advanced clinical trials with a product or product candidate due to lack of efficacy or adverse tolerability findings, despite having promising results in earlier trials or studies. Likewise, the results of early clinical trials or preclinical studies of our product candidates and medical devices may not be predictive of the results of current or future programs. There can also be no assurance that the results of studies conducted by collaborators or other third parties with similar product candidates and medical devices in similar indications will be viewed favorably or indicative of our own future trial results.

If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of our future products, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product commercialization and generate revenue from said future products. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a termination or suspension of, or delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates and medical devices. We may make formulation or manufacturing changes to our product candidates and medical devices, in which case we may need to conduct additional preclinical or clinical studies to bridge our modified product candidates and medical devices to earlier versions. Each modification to the protocol during a clinical trial must be submitted to the FDA. This could result in the delay or halt of a clinical trial while the modification is evaluated. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and medical devices, and our competitors may be able to bring product candidates and medical devices to market before we do, which could significantly reduce the commercial viability of our product candidates and medical devices.

In addition, we may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials for our product candidates/future products. Furthermore, even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our clinical trials for these product candidates. Enrollment in our clinical trials may also be slower than we anticipate, or be stopped, leading to delays in the development timelines for our product candidates and medical devices.

We rely upon and intend to continue to rely upon third parties to manufacture our medical devices and drug candidates including for pre-clinical testing, clinical testing, and commercialization. Commercialization of any of our drug candidates and/or medical devices could be stopped, delayed, or made less profitable if those third parties fail to maintain compliance with government regulators, fail to provide us with sufficient quantities of drug product, devices, or device components, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates, medical devices, or medical device components on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and medical devices and plan to continue relying on third parties to manufacture our product candidates, medical devices, or medical device components on a commercial scale, if approved. Our reliance on third party manufacturers exposes us to additional risks. For example, any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Manufacturers are also subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other government regulations. We do not have control over third party manufacturers’ compliance with these regulations and standards.

We do not have the internal capabilities to independently conduct pre-clinical and clinical trials and therefore we must rely on third parties, such as contract research organizations (“CROs”), medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations, meet expected deadlines or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all. Furthermore, our third party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. The occurrence of any of the foregoing may adversely affect our business, operating results and prospects.

Additionally, there are significant costs associated with clinical trials that can be difficult to accurately estimate, and they may not be successful or may return results that do not support approval or, in the case of post-market studies, continued commercialization. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Our interpretation of data and results from our clinical trials does not ensure that we will achieve similar results in future clinical trials. In addition, clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in earlier clinical trials or retrospective studies have nonetheless failed to replicate results in later clinical trials.

The future results of our current or future clinical trials may not support our product candidate and medical device claims or may result in the discovery of unexpected adverse side effects.

Even if clinical trials of our proposed drug candidates are completed as planned, we cannot be certain that their results will support our intended claims, or that the FDA or foreign regulatory agencies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our drug candidates are safe and effective for the proposed indicated uses. If the FDA or other regulatory agencies conclude that the clinical trials for any of our product candidates have failed to demonstrate safety and effectiveness, we would not receive approval from the FDA or other regulatory agencies to market said product candidate(s) in the United States or internationally for the indications sought.

In addition, such an outcome could cause us to abandon a drug candidate and might delay development of other candidates. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the candidate’s tolerability profile. In addition, our clinical trials may involve an insufficiently powered/small patient population, which may lead to results that are not necessarily indicative of future results.

Our employees, independent contractors, service providers and other vendors or potential collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our results of operations.

We are exposed to the risk that our employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s Good Clinical Practice, or GCP, or current Good Manufacturing Practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data.

In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.

Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. If our employees, independent contractors, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could harm our ability to operate our business and our results of operations.

If we are unable to establish relationships with licensees or collaborators to carry out sales, marketing, and distribution functions or to create effective marketing, sales, and distribution capabilities, we may be unable to market our products successfully.

Our business strategy may include out-licensing intellectual property or product candidates and medical devices to or collaborating with larger firms with experience in marketing and selling medical device and/or pharmaceutical products. There can be no assurance that we will successfully be able to establish marketing, sales, or distribution relationships with any third party, that such relationships, if established, will be successful, or that we will be successful in gaining market acceptance for any products we have developed or might develop. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues per unit sold would be expected to be lower than if we marketed, sold, and distributed our products directly, and any revenues we receive will depend upon the efforts of such third parties. Such agreements may condition payment on the receipt of FDA marketing approval and the achievement of certain commercialization milestones, and there is no assurance that we will meet these milestones or receive the associated payments.

If we are unable to establish such third party marketing and sales relationships, or choose not to do so, we would have to establish sufficient in-house marketing and sales capabilities. To market any products directly, we would have to establish a marketing, sales, and distribution force that has technical expertise and could support a sales and distribution capability. Competition in the biopharmaceutical industry for technically proficient marketing, sales, and distribution personnel is intense and attracting and retaining such personnel may significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

In the future, we may seek to identify and acquire or in-license intellectual property, product candidates, medical devices or technologies that are complementary to our existing product portfolio. However, we may not be successful in identifying suitable opportunities, or in negotiating and executing acquisitions or in-licensing agreements on acceptable terms.

We may seek to identify and acquire or in-license intellectual property, novel product candidates and medical devices in the pharmaceutical and medical device field. The process by which we identify such intellectual property or product candidates and medical devices may fail to yield product candidates and medical devices for clinical development for a number of reasons, including those discussed in these risk factors and also:

●	the process by which we identify and decide to acquire product candidates may not be successful;

●	potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

●	potential product candidates may not be effective in treating their targeted ailments; or

●	the acquisition or in-licensing transactions can entail numerous operational and functional risks, including exposure to unknown liabilities, disruption of our business, or incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs.

We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. We also cannot be certain that, following an acquisition or in-licensing transaction, we will achieve the revenue or specific net income that justifies such transaction. Further, time and resources spent identifying, acquiring and developing potential product candidates and medical devices may distract management’s attention from our primary business or other development programs. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy, our financial position and share price.

In the future, we may also decide to collaborate with other pharmaceutical and medical device companies for the development and potential commercialization of product candidates in the United States or other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates and medical devices because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates and medical devices as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate or medical device, we can expect to relinquish some or all of the control over the future success of that product candidate or medical device to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations and those of our business partners, and thus could have a strong negative effect on us. Our business operations and those of our business partners are subject to interruption by natural disasters, fire, power shortages, pandemics, terrorist attacks, and other events beyond our control. Such events could make it difficult or impossible for us to conduct our pre-clinical trials and commercialize and deliver our products to our customers and could decrease demand for our products. We have had and will have operations and facilities that sell and distribute our products in various geographic locations. Loss of access to our facilities and those of our business partners may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Any such disruption could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

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

Risks Related to Laws and Regulations

Failure to comply with government regulations could adversely affect our business.

We use an extensive network of contract manufacturers, including chemical manufacturers and contract production manufacturers. Many of these facilities are subject to ongoing regulation, including periodic inspections by the FDA and other regulatory authorities. Possible regulatory actions for noncompliance on the part of these manufacturers could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products, and criminal prosecution. These actions could result in, among other things, substantial modifications to our business practices and operations, refunds, recalls, or seizures of our products, and a total or partial shutdown of production in one or more of our facilities while we or our suppliers remedy the alleged violation, and/or withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our business.

After our products receive regulatory approval or clearance, we, and our suppliers, distributors, licensee and other partners remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations and claims. For example, the FDA conducts ongoing inspections to determine whether our record keeping, production processes and controls, personnel and quality control are in compliance with the Good Manufacturing Practice regulations, the Quality System Regulation, and other FDA regulations. Adverse findings during regulatory inspections may result in the implementation of risk evaluation and mitigation strategies programs, completion of government-mandated post marketing clinical studies, and government enforcement action relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls noted above, which could adversely affect our business prospects.

If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Sales of our drug candidates and medical devices, if approved, or any other future product candidate or medical device will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;

●	federal false claims and false statement laws, including the federal civil False Claims Act and the Civil Monetary Penalties Law, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

●	HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information; and

●	the FDCA which among other things, strictly regulates drug and biologics manufacturing, sales, distribution, prohibits the adulteration or misbranding of drugs and biologics prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples.

Many states have similar laws and regulations, such as anti-kickback and false claims laws, that may be broader in scope.

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us could have a material adverse effect on our business, financial condition, cash flows and results of operations. We may be a party to various lawsuits, demands, claims, qui tam suits, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs, seizure of product and possible criminal penalties.

In addition, regulatory authorities and legislators in the United States have recently intensified their scrutiny of the healthcare industry, and ongoing efforts to control and reduce healthcare costs may continue or escalate in the future. For example, the U.S. Congress recently considered legislative reforms to fee structures for third-party administrators of prescription drug programs. The Trump Administration has signaled its intent to pursue drug pricing reform which may impact our business. If enacted, these regulatory changes could significantly impact the pricing, reimbursement, and distribution of pharmaceutical products, which may in turn adversely affect our business model, revenue, and ability to achieve and sustain profitability.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to various actions, including litigation, regulatory proceedings and investigations, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. These proceedings are typically complex and extended and may occupy the resources of our management and employees. These proceedings are also typically costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. Such claims include but are not limited to and may arise from product liability and related claims in the event that any of the products that we sell is faulty or contain defects in materials or design. We may be subject to patent infringement or other intellectual property-related claims as a result of our products or technologies. See “- Risks Related to Our Intellectual Property, Data Privacy and Cybersecurity - We may become subject to claims or legal proceedings alleging that we are infringing, misappropriating or otherwise violating the intellectual property rights of others.” In addition, we may be subject to claims for rent and claims from our suppliers on our accounts payable.

Obtaining approval of a new device or drug is lengthy, expensive, and inherently uncertain.

We cannot commercialize, in partnership or on our own, a future product until the appropriate regulatory authorities have reviewed and approved it. Approval by the FDA and comparable non-U.S. regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s or medical device’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application.

The process of obtaining formal FDA clearance or approval for a 510(k) clearance or equivalent, clinical trial development and execution and manufacturing processes requires the expenditure of substantial time, effort and financial resources and may take years to complete, including costs incurred on top of those fees incurred as part of conducting various clinical studies. The FDA may not grant approval on a timely basis, or at all, or we may decide not to pursue this pathway for certain products or indications, or need to conduct additional trials for a given indication. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. If we do receive approval, some types of changes to the approved product, such as adding new indications or doses, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Our revenues could be adversely affected if we fail to obtain approvals and clearances on a timely basis or at all, or if the FDA limited the indications for use or required other conditions that restrict the commercial application of our products. Obtaining marketing approval of a new drug or device is an extensive, lengthy, expensive, and inherently uncertain process, and the FDA or other non-U.S. regulatory authorities may delay, limit or deny approval of a product candidate or medical devices for many reasons, including:

●	we may not be able to demonstrate that a drug candidate or medical device is safe and effective as a treatment for the targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;

●	the FDA or other relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase costs and prolong development timelines;

●	the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;

●	FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of clinical trials, including the design of proposed preclinical and early clinical trials of any future product candidates;

●	the third parties that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact the clinical trials and ability to obtain marketing approvals;

●	the FDA or other relevant regulatory authorities may not find the data from nonclinical, preclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of a product candidate outweigh its safety risks;

●	the FDA or other relevant regulatory authorities may require additional post-marketing studies and/or patient registries for product candidates;

●	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidates;

●	the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third party manufacturers;

●	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations;

●	the FDA could revoke its approval or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness; or

●	the FDA may grant approval contingent on the performance of post-approval clinical trials or other post-marketing requirements.

Our growth and future success depends significantly on our ability to successfully complete clinical trials for our product candidates, obtain regulatory approval for said candidates, and then successfully commercialize these products and devices. Any inability to successfully initiate, conduct or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates or medical devices, we may be required to or we may elect to conduct additional nonclinical studies or clinical trials to bridge data obtained from our modified product candidates to data obtained from nonclinical and clinical research conducted using earlier versions of these product candidates and medical devices. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize product candidates and/or medical devices and may harm our business and results of operations.

Delays in the initiation, conduct, or completion of any clinical trial of our product candidates will increase our costs, slow down the product candidate or medical device development and approval process, and delay or potentially jeopardize our ability to receive regulatory approvals, commence product sales, and generate revenue. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations and have a negative impact on the price of our common shares.

The terms of approvals or clearances and ongoing regulations for our products may limit how we market our products, which could materially impair our ability to generate revenue.

Our marketing, promotional and business practices, as well as the manner in which sales forces interact with purchasers and patients, are subject to extensive regulation and any material failure to comply by us or our business partners could result in significant sanctions and reputational harm. The marketing, promotional and business practices of pharmaceutical development companies, as well as the manner in which companies’ in-house or third-party sales forces interact with purchasers and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions and/or limitations on marketing practice for some of our products. Many companies have been the subject of claims related to these practices asserted by government authorities. Such future claims could result in fines and other consequences, such as entering into corporate integrity agreements with the U.S. government. In addition, investigations related to alleged misconduct could divert management’s attention from our business operations and damage our reputation.

Once marketing approval or clearance has been granted, an approved or cleared product and its manufacturer and marketer are subject to ongoing review and extensive regulation. The FDA and other regulatory agencies closely regulate the post-approval or clearance marketing and promotion of devices to ensure devices are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. Many of these regulators, including the FDA, impose stringent restrictions on manufacturers’ communications regarding off-label use. In particular, if we do not restrict the promotion of our products only to their approved indications, we may be subject to enforcement action for off-label promotion. We, and any potential partners we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or our partners obtain marketing approval or clearance.

Product liability suits could be brought against us due to a defective design, material or workmanship or misuse of our products and could result in expensive and time-consuming litigation and payment of substantial damages.

If our products are defectively designed, manufactured or labeled, or are misused, we may become subject to substantial and costly litigation by our customers or their patients. We may in the future be involved in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We have commercial insurance for product liability risks, which may not be sufficient in amount or scope to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our insurance expense or increase the cost of securing future coverage, could harm our reputation in the industry and could reduce product sales, and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

If our products are subject to product recalls, it could harm our reputation and have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

Incidents associated with undesirable side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to the regulatory authority requiring us to recall or withdraw the product from the market. The occurrence of manufacturing errors, design defects or labeling inadequacies affecting any of our products could lead to a government-mandated or voluntary recall, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to the FDA within 10 business days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or other regulatory authorities. Further, if faced with incidents of undesirable side effects or misuse relating to our products, we may elect to voluntarily implement a recall or market withdrawal of our products. A recall or market withdrawal, whether voluntary or required by a regulatory authority, may involve significant costs to us, potential disruptions in the supply of our products to our customers and reputational harm to our products and business, all of which could harm our ability to market our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. Moreover, recalls involving similar or competing products in our market may also harm our reputation and business, even if our products are not directly affected.

Risks Related to Our Intellectual Property, Data Privacy and Cybersecurity

If we are unable to obtain, maintain and enforce patent protection for our current products and product candidates, and any future products or product candidates we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products and product candidates similar or identical to ours and our ability to successfully develop and commercialize our products and product candidates may be adversely affected.

Our success depends, in large part, on our ability to seek, obtain and maintain patent protection in the United States and other countries with respect to our products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States, the European Union and elsewhere, related to certain products and product candidates that are important to our business.

The patent prosecution process is expensive, time consuming and complex, and while we own issued patents and patent applications covering key products, we may in the future not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. In some cases, the work of certain academic researchers in the biotechnology and pharmaceutical fields has entered the public domain, which may preclude our ability to obtain patent protection for certain inventions relating to such work in the future. While we believe that the claims in our patent applications directed to our key products and product candidates are patentable, there can be no guarantee that any such claims, including our composition of matter claims, will issue at all or in a form that provides meaningful protection. In addition, it is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we seek to include confidentiality clauses in our contracts with third parties who have access to confidential or patentable aspects of our R&D output, such as our employees, third-party contractors and consultants and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with our products and product candidates.

Other parties have developed technologies that may be related or competitive to our own, and such parties have in the past filed, or may in the future file, patent applications, or may have obtained or may obtain patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. We may not be aware of all third-party intellectual property rights potentially relating to our current and future products and product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether the inventors of our patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. If a third party can establish that we were not the first to make or the first to file for patent protection of such inventions, our patent applications may not issue as patents and even if issued, may be challenged, invalidated, the subject of damages due or rendered unenforceable.

The patent position of biotechnology and pharmaceutical companies involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our current or future products or product candidates, effectively prevent others from commercializing competitive products or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various patent term extensions and adjustments may be available, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of pharmaceutical products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our products and product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our patents may be challenged in courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the validity of one or more claims of our patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending patent applications. A third party may also claim that our patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse result in any legal proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could allow third parties to commercialize similar or identical products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, we have been party to, and may in the future become involved in, derivation, reexamination, inter partes review, post-grant review or interference proceedings and other similar proceedings in the United States or in foreign jurisdictions (e.g., opposition proceedings) challenging the validity, priority or other features of patentability of our patent rights or those of third parties that conflict with our own. For example, we filed a derivation proceeding in 2017 before the U.S. Patent and Trademark Office (“USPTO”) against Marc Selner, alleging that Selner improperly and without authorization filed a patent application for an invention conceived by Bradley Burnam. The USPTO did not name Mr. Burnam as sole inventor of Selner’s application or cancel Selner’s patent application, as we requested, and the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s decision. The derivation proceeding was to determine the party that was first inventor of the claims of Selner’s application. As a result, Selner’s application may contain claims similar in scope to certain of our issued patents and patent applications. However, we own multiple issued patents for which Mr. Burnam is an inventor that cover the inventions at issue in the derivation proceeding (and related subject matter). Furthermore, prior to its issuance, we intend to file for reexamination of the Selner patent application based upon its lack of enabling data, disclosures, and expert testimony. Should the application ultimately issue as a patent, he may attempt to seek royalties or try to prevent our development and commercialization of products he may allege overlap with his application claims or otherwise seek damages from us. We would vigorously defend our rights against any such action by Selner, however there can be no assurance that our defense will be successful. In addition, any of the foregoing actions may be expensive and time consuming, distract the attention of our management, and could have a material adverse effect on our business.

Challenges to our patent rights may result in loss of patent rights, exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the scope and duration of the patent protection of our products and product candidates. Any such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. If the patent protection provided by our patents is not sufficiently broad to impede such competition, our ability to successfully commercialize our products and product candidates could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become subject to claims or legal proceedings alleging that we are infringing, misappropriating or otherwise violating the intellectual property rights of others.

Our commercial success depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell our products and product candidates without infringing, misappropriating or otherwise violating the intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or be threatened with, adversarial proceedings or litigation where our competitors or other third parties may assert claims against us, alleging that our manufacturing methods, formulations, products or product candidates infringe, misappropriate or otherwise violate their intellectual property rights, including patents and trade secrets.

Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Even if we believe we would have defenses against any such assertion, there can be no assurance that any such defenses will be successful. If our defenses to such assertion were unsuccessful, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patent, and, unless we obtain a license to such patent, we could be precluded from commercializing products or product candidates that are ultimately held to infringe such patents, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our products and product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent or find that our products or product candidates did not infringe any such claims. Further, even if we were successful in defending against any such claims, such claims could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

If we are found, or believe there is a risk that we may be found, to infringe, misappropriate or otherwise violate a third party’s valid and enforceable intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing product or product candidate, and we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. Further, we may be required to redesign the product or product candidate in a non-infringing manner which may not be commercially feasible. We could also be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our product or product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments.

Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on us.

Given the vast number of patents in our field, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications in our field. Some of these patent applications have already been allowed or issued and others may issue in the future. Moreover, we may face patent infringement claims from nonpracticing entities that have no relevant product revenue and against whom our patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify relevant third-party patents or applications. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our products or product candidates and we may not be aware of such patents. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our products and product candidates because patent searching is imperfect due to differences in terminology among patents and jurisdictions, incomplete databases, and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technologies. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products or product candidates or the use of our products and product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated as a result of noncompliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside the United States over the lifetime of our patents and patent applications. We rely on our outside counsel to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Moreover, there is a possibility that inadvertent errors during patent prosecution, including errors in priority claims or filing formalities, could affect the validity of any patents that grant from the applicable applications. In such an event, potential competitors might be able to enter the market or the scope, validity, enforceability or ownership of our patents could be affected, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to obtain and protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. In some cases, we may not be able to obtain patent protection for certain of our technologies outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Issued patents covering our current or future products or product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Our patents and patent applications may be subject to priority, validity, inventorship and enforceability disputes. If we are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture and commercialization of one or more of the products or product candidates we have or may in the future develop. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions. Any future patent-related proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our products and product candidates or prevent third parties from competing with our products and product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our current or future products and product candidates. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we rely on trade secret protection and contractual confidentiality obligations to protect proprietary know-how that is not patentable or that we elect not to patent (and are not required to disclose in a patent), processes for which patents are difficult to enforce, and any other elements of our products, product candidates and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our technology and proprietary processes, in part, by including confidentiality clauses in our agreements with our employees, third-party contractors and consultants and other parties who have access to them. However, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken or may take to protect our proprietary technologies will be effective. If any of the employees, third-party contractors or consultants or other people that are party to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. As a result, we could lose our trade secrets and third parties could use our trade secrets to compete with our products and product candidates.

We cannot guarantee that we have included such confidentiality obligations in our agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and implementing certain security measures in our information technology systems. However, such systems and security measures may be breached, and we may not have adequate remedies for any breach.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors or other third parties. Competitors or third parties could examine our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technologies or develop their own competitive technologies that fall outside the scope of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ products, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Intellectual property litigation and proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time consuming. Competitors and other third parties have in the past, and may in the future, unfairly trade on the goodwill of our name or trademarks, infringe, misappropriate or otherwise violate our intellectual property, or we may be required to defend against claims of unfair competition, infringement, misappropriation or other violation ourselves. In addition, our patents also may become involved in inventorship, priority, or validity disputes. To counter infringements, misappropriations or other violations of our intellectual property rights by third parties, to defend against claims of infringement, misappropriation or other violations of intellectual property, and to defend against claims that our intellectual property are invalid or unenforceable can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects. See “- We may become subject to claims or legal proceedings alleging that we are infringing, misappropriating or otherwise violating the intellectual property rights of others.”

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, as well as our academic partners. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. An inability to incorporate such technologies or features would harm our business and may prevent us from successfully commercializing our products and product candidates. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, we may in the future become subject to claims by former employees, consultants or other third parties asserting an ownership right in our patents or patent applications. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our products and product candidates. Such challenges may also result in our inability to develop, manufacture or commercialize our products and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also resulted in a number of significant changes that affect the way patent applications are prosecuted and patent litigation. Such changes include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The patent positions of companies engaged in the development and commercialization of pharmaceuticals are particularly uncertain. Court rulings may narrow the scope of patent protection available in certain circumstances and weaken the rights of patent owners in certain situations, including for patents relating to genetic molecules. We cannot predict how decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may need to obtain patent term extension and equivalent extensions outside the United States for our products and product candidates.

Depending upon the timing, duration and specifics of any FDA marketing clearance of our product candidates, one or more of the U.S. patents that we own or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in E.U. and other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic.

We may not be granted any extensions for which we apply in the United States or any other jurisdiction because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may be able to enter the market sooner, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest.

Our trademark applications in the United States and in foreign jurisdictions may not be allowed or may subsequently be opposed. Once filed and registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we have in the past, and may in the future, be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. In addition, we have chosen not to register trademarks for the names of all of our products and may be unable to register such trademarks in the future. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Laws, rules and regulations that protect the privacy and security of personal information may increase our costs, limit our ability to collect and use that information and subject us to liability if we are unable to fully comply with such laws, rules and regulations.

In the ordinary course of our business, we may collect, use, transfer, store, maintain and otherwise process certain sensitive and other personal information, including of our employees, that is subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity. Ensuring that our collection, use, transfer, storage, maintenance and other processing of personal information complies with applicable laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new systems, and reduce operational efficiency. Global legislation, enforcement, and policy activity in this area is rapidly expanding and creating a complex regulatory compliance environment. Any actual or perceived mishandling or misuse of the personal information by us or a third party with which we are affiliated could result in litigation, regulatory fines, penalties or other sanctions, damage to our reputation, disruption of our business activities, and significantly increased business and cybersecurity costs or costs related to defending legal claims.

Numerous federal and state laws, rules and regulations in the United States govern the collection, use, transfer, storage, maintenance and other processing, security and confidentiality of protected health information and individually identifiable health information. These laws include:

●	provisions of HIPAA that limit how covered entities and business associates may use and disclose protected health information, provide certain rights to individuals with respect to that information and impose certain security requirements;

●	HITECH, which strengthened and expanded the HIPAA Privacy Rule and Security Rules, imposed data breach notification obligations, created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

●	federal and state laws regulating the conduct of research with human subjects.

As part of our business operations, including our research and development activities, we may collect and maintain protected health information in paper and electronic format. Standards related to collecting and maintaining health information, whether implemented pursuant to HIPAA, HITECH, state laws, federal or state action or otherwise, could have a significant effect on the manner in which we handle personal information, including healthcare-related data, and communicate with payers, providers, patients, donors and others.

In addition, in the United States, numerous federal, state, and local governments have enacted laws, rules, and regulations, including state data breach notification laws that govern the processing of personal data generally. At the federal level, we are subject to, among other laws, rules, and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission, which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to privacy, data protection, and cybersecurity. Moreover, Congress has considered, and continues to consider, many proposals for comprehensive national data privacy and cybersecurity legislation. As another example, at the state level, we are subject to laws, rules, and regulations, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act (collectively, “CCPA”)), which, amongst other things, requires businesses to provide specific disclosures in privacy notices, implement new operational practices, honor requests from California residents to exercise certain privacy rights (such as the right to access and request deletion of their personal information and to opt out of certain sharing and sales of personal information) and provides for civil penalties of up to $7,500 per violation, as well as a private right of action for certain data breaches that may increase the likelihood of and risks associated with data breach litigation. Many other states have also enacted, or are in the process of enacting, comprehensive privacy, data protection, and cybersecurity laws, rules, and regulations that share similarities with the CCPA, which creates the potential for a patchwork of overlapping but different state laws. In addition, all 50 states have laws that require the provision of notification for security breaches of personal information to affected individuals, state officers, or others.

Outside of the United States, an increasing number of laws, rules, regulations and industry standards apply to privacy, data protection and cybersecurity. For example, the European Union (“EU”) has passed the EU General Data Protection Regulation (“GDPR”), and, following the withdrawal of the United Kingdom (“UK”) from the EU, the UK’s Data Protection Act 2018 as supplemented by the GDPR was implemented into UK law (collectively, “UK GDPR”), both of which impose similar, stringent data protection requirements. The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal information, including imposing special requirements in respect of the processing of personal information, requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and UK GDPR also provide individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction, and objection. Failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability, including fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater. Moreover, the UK government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Other jurisdictions outside the EU and the UK are similarly introducing or enhancing privacy, data protection and cybersecurity laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance. We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices.

Any failure or perceived or inadvertent failure by us to comply with our privacy policies, or existing or new laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in substantial costs, time and other resources, orders to stop or modify the alleged noncompliant activity, proceedings or actions against us by governmental entities or others, legal liability, audits, regulatory inquiries, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our systems, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity breaches, attacks and other similar incidents, as well as other disruptions to our information technology systems, could compromise our confidential and proprietary information, including personal information, and expose us to liability and regulatory fines, increase our expenses, or result in legal or regulatory proceedings, which could cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other confidential and proprietary information relating to our product development to provide us with competitive advantages. We also collect, maintain and otherwise process certain sensitive and other personal information.

We, and our collaborators and service providers which may have access to any such information, face various internal and external cybersecurity threats and risks. For example, current, departing or former employees or other individuals or third parties with which we do business could attempt to improperly use or access our computer systems and networks, or those of our collaborators or service providers, to copy, obtain or misappropriate our confidential or proprietary information, including personal information. Additionally, like others, we and our collaborators and service providers are subject to significant system or network or computer system disruptions from numerous causes, including cybersecurity breaches, attacks or other similar incidents, facility access issues, new system implementations, human error, fraud, energy blackouts, theft, fire, power loss, telecommunications failure or a similar catastrophic event. Moreover, computer viruses, worms, malware, ransomware, phishing, spoofing, malicious or destructive code, social engineering, denial-of-service attacks, and other cyberattacks have become more prevalent and sophisticated in recent years. Attacks of this nature may see their effectiveness enhanced by the use of artificial intelligence and may be conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states, nation state-supported actors, and others.

We have been subject to attempted cyberattacks in the past, including attempted phishing attacks, and may continue to be subject to such attacks in the future. While we defend against these threats and risks on a daily basis, we do not believe that any such incidents to date have caused us any material damage. Because the techniques used by computer hackers and others to access or sabotage networks and computer systems constantly evolve, including through the use of artificial intelligence, and generally are not recognized until launched against a target, we and our collaborators and service providers may be unable to anticipate, detect, react to, counter or ameliorate all of these techniques or remediate any incident as a result therefrom. As a result, our confidential and proprietary information, including personal information, may be subject to unauthorized release, accessing, gathering, monitoring, loss, destruction, modification, acquisition, transfer, use or other processing, and the impact of any future incident cannot be predicted. We do not perform cybersecurity diligence on our collaborators and service providers, and we do not control our collaborators and service providers, so our ability to monitor their cybersecurity is limited and we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Any failure or perceived failure by us or our collaborators or service providers to prevent information security breaches or other security incidents or system disruptions, or to comply with privacy policies or any actual or asserted contractual or legal obligations relating to privacy or information security, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, misappropriation, alteration, release, transfer, unavailability, or other processing of our information (including confidential, sensitive or proprietary information), could cause the public to lose trust in us, harm our reputation and competitive position and expose us to legal claims, demands, attorney’s fees, and litigation, regulatory investigations and proceedings, and fines, penalties, and other liability. In addition, if any such third party that processes proprietary, confidential or sensitive information on our behalf is subject to a security breach, incident or disruption, we may not initially be aware of it and we may not be able to control the investigation into such breach, incident or disruption. Due to applicable laws, rules and regulations or contractual obligations, we may be held responsible for cybersecurity breaches, attacks or other similar incidents attributed to our collaborators and service providers as they relate to the information we share with them. We may be required to notify our employees, regulators and other third parties and individuals whose personal information was acquired, stored, transmitted, used, disclosed or otherwise processed without authorization, and doing so may harm our reputation and brand, disrupt our operations and impede our ability to conduct our business.

Although we have implemented network security safeguards and are exploring implementing additional information technology system improvements related to security, we cannot assure that such safeguards or system improvements will be sufficient to prevent or limit a cybersecurity breach, attack or other similar incident or network or computer system disruption, or the damage resulting therefrom. We may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities, breaches, attacks or other similar incidents. Any cybersecurity incident, attack or other similar incident, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, could harm our competitive position, result in violations of applicable data privacy or cybersecurity laws or regulations, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident or defend legal claims, subject us to additional regulatory scrutiny, expose us to civil litigation, fines, damages or injunctions, cause disruption to our business activities, divert management attention and other resources or otherwise adversely affect our internal operations and reputation or degrade our financial results.

The costs related to cybersecurity breaches, attacks or other similar incidents or network or computer system disruptions typically would not be fully insured or indemnified by others. We cannot ensure that any limitations of liability provisions in our agreements with collaborators and service providers and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a cybersecurity breach, attack or other similar incident. In addition, our insurance policies may not cover all of the potential losses arising from any disruption, failure, data security breach or security incident impacting our systems or third-party systems where information important to our business operations is maintained. If the impact of a security incident or breach, or the successful assertion of one or more large claims against us, exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business and financial condition.

Risks Related to Our Indebtedness

We are subject to various affirmative and negative covenants with respect to our debt financing with Avenue. The covenants may impede our ability to execute our business plan and, if breached, may adversely affect our business, results of operations and financial condition.

On March 24, 2026 we and our subsidiary (collectively, the “Borrowers”), entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement (the “Supplement” and, together with the Loan and Security Agreement, the “Loan Agreement”) with Avenue Venture Opportunities II, L.P. (“Avenue”), as administrative agent, collateral agent (in such capacities, the “Agent”) and as a lender (in such capacity, together with each other lender from time to time party thereto, the “Lender”).

The Loan Agreement makes available to us term loans in an aggregate principal amount of up to $25.0 million with (i) $7.0 million funded on March 24, 2026 (“Tranche 1”), (ii) up to $8.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to, (x) dosing of first patients in a phase 3 trial of Onychomycosis, (y) raising $10.0 million via equity financing and (z) positive data in our ongoing phase 2 clinical study of GX-03 for moderate-severe atopic dermatitis (“Tranche 2”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1, and Tranche 2, the “Loans”), to be funded between January 1, 2027 and June 30, 2028, subject to, among other things, (x) that we have drawn the full amount of Tranche 2, (y) our achievement of a certain clinical milestone and (z) the mutual written agreement between us and the Lender (upon the Lender’s investment committee approval).

The Avenue Capital Loan is secured by a security interest granted by the Borrowers to the Lenders in collateral consisting of all of each Borrower’s right, title and interest in all receivables, equipment, fixtures, general intangibles, inventory, investment property, deposit accounts, shares, goods, records, and other personal property of the Borrowers, and any proceeds of each of the foregoing, subject to certain specified limitations.

The Loan Agreement and other documentation entered into by the Borrowers in connection with the Avenue Capital Loan contain numerous affirmative and negative covenants on the part of the Borrowers in favor of the Agent and the Lenders. If we breach these covenants, the Agent may declare all amounts immediately due and payable and exercise its rights with respect to the security for those loans.

Customary affirmative covenants under the Avenue Capital Loan include requirements for notice to lender of certain things including any litigation(s); substantial dispute(s); occurrence of any default or event of defaults; delivery of financial statements and other reports at stipulated intervals; maintenance of adequate insurance and accounting records, among other things.

Among the negative covenants are covenants requiring the Borrowers to obtain the Agent’s and/or the Lenders’ consent, subject to certain specified exceptions or prepayment of outstanding balances under the Loan Agreement, prior to undertaking certain actions, including to: enter into a new business line; liquidate or dissolve, enter into any change of control transaction, or acquire another entity; sell, transfer, lease or license any assets other than in the ordinary course of business; make any loans, guarantees, advances or investments; prepay any indebtedness; repay any subordinated indebtedness; pay or declare dividends; take on any new indebtedness; create or incur any new liens; enter into any new personal property lease; make material changes to our insurance policies; or give material discounts, credits or rebates on an existing right to receive payment. These covenants may impede the Company in its ability to execute its business plan in the most efficient and effective manner.

If the Avenue Capital Loan covenants are breached, we may attempt to secure a waiver of those covenants or an amendment that modifies the covenants, but there are no assurances that we will be able to comply with our future covenants without such a waiver or amendment, or that we will be successful in obtaining a waiver or an amendment.

Our stockholders may experience dilution as a result of the Loan with Avenue.

The Lender has the right to convert initially up to $2.0 million of the outstanding principal of the Loans (the “Conversion Option”) into shares of common stock at a price per share equal to 80% of the trading price on the date of conversion, subject to certain terms and conditions, including beneficial ownership limitations. Upon draw-down of Tranche 2, the Conversion Option will be increased by $1.0 million. The exercise of the Conversion Option by the Lender could result in dilution for our existing stockholders.

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

The public price of our common stock following the listing may continue to be subject to wide fluctuations in response to the risk factors described in this Annual Report and others beyond our control, including:

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

Sales of substantial amounts of our common stock in the public markets by our founder, affiliates, or non-affiliates, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.

Sales of substantial amounts of our common stock in the public market by our founder, affiliates, or non-affiliates, or the perception that such sales could occur, could adversely affect the public price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Moreover, (i) a non-affiliate who has beneficially owned common stock for at least six months may rely on Rule 144 to sell their common stock, and (ii) an affiliate who has beneficially owned common stock for at least six months, would be entitled to sell within any three-month period a number of shares of common stock that does not exceed the greater of either of the following: (a) 1% of the number of shares of common stock then outstanding, and (b) the average weekly reported volume of trading of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, election to defer the adoption of recently issued accounting standards, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the listing of our common stock on Nasdaq, (B) in which we have total annual revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.”

Among other things, this means that our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the trading price of our common stock may be adversely affected. Further, we cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our trading price may be more volatile.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. It is possible that some investors will find our common stock less attractive as a result of the foregoing, which may result in a less active trading market for our common stock and higher volatility in our stock price.

We are a “controlled company” within the meaning of the corporate governance rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. Although we do not currently intend to rely on any such exemptions, we may do so in the future and if we utilize any of the exemptions, you will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Our founder and Chief Executive Officer, Mr. Burnam, controls more than 50% of our outstanding shares of common stock on a fully diluted basis. As a result, we are a “controlled company.” Under Nasdaq Listing Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock, we have a:

●	board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;

●	compensation committee that is composed entirely of independent directors; and

●	nominating and corporate governance committee that is composed entirely of independent directors.

These exemptions do not modify the requirement for a fully independent audit committee, which is permitted to be phased-in as follows: (1) one independent committee member at the time of our initial public offering; (2) a majority of independent committee members within 90 days of our initial public offering; and (3) all independent committee members within one year of our initial public offering. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company” as opposed to our initial public offering date. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.

Although we do not currently rely on any such exemptions, we may do so in the future and if we utilize any of the “controlled company exemptions,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management - Controlled Company Status.”

Because of his significant ownership of our common stock, our founder has substantial control over our business, and his interests may differ from our interests or those of our other shareholders.

As of December 31, 2025, our founder, Bradley Burnam, beneficially owned or controlled, directly or indirectly, common stock representing approximately 52% of the combined voting power of our outstanding voting securities on a fully diluted basis after giving effect to the issuance of the Commitment Fee Shares, the full exercise of the GEM Warrant and purchase of all draw-down shares issued to GEM as of December 31, 2025.  As a result of this ownership or control of our voting securities, our founder has control over the outcome of substantially all matters submitted to our shareholders for approval, including the election of directors. This may delay or prevent an acquisition or cause the public price of our common stock to decline. Our founder may have interests different from yours. Therefore, the concentration of voting power with our founder may have an adverse effect on the price of our common stock.

In addition, in connection with the direct listing, we entered into a stockholders agreement with our controlling shareholder pursuant to which our controlling shareholder has certain consent rights over our corporate affairs. The stockholders agreement provides that the approval of our controlling shareholder must be obtained, in addition to any other required approval by our board of directors or shareholders, prior to us engaging in certain actions. See “Certain Relationships and Related Party Transactions - Stockholders Agreement with Bradley Burnam.” As a result, our controlling shareholder has significant influence over our management and affairs and, so long as he beneficially owns at least 10% of our outstanding common stock, will have approval rights over certain corporate actions, including, among others, any merger, consolidation or sale of all or substantially all of our assets; any dissolution, liquidation or reorganization or any acquisition of any asset for consideration in excess of 20% of our total assets; the issuance of equity securities, or any other ownership interests, for consideration exceeding $50 million; any amendments to our certificate of incorporation or bylaws; any incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in each case in excess of 20% of our total assets; the declaration or payment of dividends on our common stock; and hiring or compensation decision with respect to any senior management or key employee.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities which may adversely affect our performance.

Under our amended and restated certificate of incorporation, we expressly renounce any interest or expectancy in, or right to be offered participation with respect to, certain business opportunities that may from time to time be presented to any of our directors, officers, agents, stockholders, members, partners or affiliates, other than those opportunities expressly offered to such persons in their capacities as directors or officers of our Company. As a result, our directors or officers may pursue, directly or indirectly, business ventures or investments that may compete with our business, overlap with our strategic objectives, or otherwise be complementary to our operations. For example, an officer or director could identify an investment, acquisition, or partnership that could enhance our growth prospects, but instead allocate that opportunity to another company or to their own personal interests. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, and prospects. Relevant provisions under our Amended and Restated Certificate of Incorporation are more fully described in “Description of Capital Stock.”

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about our Company or us. Securities and industry analysts do not currently, and may never, publish research focused on our Company. If no securities or industry analysts commence coverage of our Company, the price and trading volume of our common stock likely would be negatively impacted. If securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our Company, our ordinary share price would likely decline. Additionally, although we are providing the historical sales prices of our common stock in private transactions, such information may have little or no relationship to the price determined using traditional valuation methods, but we believe that securities and industry analysts will rely upon these methods to establish target prices for our common stock. If these analysts publish target prices for our common stock that are below our historical sales prices for our common stock or the then-current public price of our common stock, it could cause our stock price to decline significantly. Further, if one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our ordinary share price and trading volume to decline.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of Nasdaq, on which we will trade, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2025. When we lose our status as an “EGC” or “SRC” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time consuming, costly and complicated.

There may be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our amended and restated bylaws require exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits that may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought in a state court located within the State of Delaware (or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The foregoing provision does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims.

These forum selection provisions may impose additional costs on shareholders if they elect to pursue certain litigation against us, particularly if the shareholders do not reside in or near the State of Delaware, and limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees (although our shareholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder). Further, in the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We may not be able to maintain a listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain our common stock being listed on Nasdaq. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock may result in a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment. In addition, our ability to draw down capital under the GEM Purchase Agreement is contingent upon our common stock being listed on a national securities exchange. If we are unable to maintain our listing on Nasdaq or another national securities exchange, we may lose access to capital available under the GEM Purchase Agreement, which could materially adversely affect our liquidity and financial condition.

We cannot predict the number of shares we may sell to GEM under the GEM Purchase Agreement, the prices at which such shares may be sold, or the actual proceeds we will receive, and any sales could cause substantial dilution to our stockholders.

On August 29, 2025, we entered into the GEM Purchase Agreement with GEM, which was further amended by a side letter dated as of September 24, 2025, pursuant to which GEM has committed to purchase up to $85.0 million of our common stock at our sole discretion, subject to certain limitations and conditions set forth in the GEM Purchase Agreement. We may sell shares to GEM from time to time by delivering drawdown notices, and GEM will purchase shares at a price equal to 90% of the average daily closing price of our stock over the 15 consecutive trading days beginning on the date of such drawdown, provided that such purchase price shall not be less than $1.00 per share and provided further that any requested drawdown may not exceed 300% of the average daily trading volume of our common stock during the 15 trading days immediately preceding the notice. As of December 31, 2025, we have sold 750,000 shares of common stock to GEM under the GEM Purchase Agreement. In addition, in connection with the GEM Purchase Agreement, on the listing date, we issued GEM a warrant to purchase 1,192,207 shares of our common stock, equal to 4.0% of our fully diluted equity interests outstanding as of that date, at an exercise price of $5.03 per share, subject to adjustments provided under the GEM Warrant.

Because the purchase price per share to be paid by GEM for the common stock will fluctuate based on the market prices of our common stock at the time we elect to sell shares pursuant to the GEM Purchase Agreement, it is not possible for us to predict, as of the date of this Annual Report and prior to any such sales, the number of shares, the purchase price per share, or the aggregate gross proceeds that we will receive under the GEM Purchase Agreement.

Although the GEM Purchase Agreement provides that we shall, in our discretion and during the term of the GEM Purchase Agreement, direct GEM to purchase shares from us in one or more purchases under the GEM Purchase Agreement, for a maximum aggregate purchase price of up to $85.0 million, only 7,000,000 shares of common stock have been registered for resale. However, the market prices of shares of our common stock may fluctuate from time to time and, as a result, the actual purchase prices to be paid by GEM for our shares of common stock that we direct GEM to purchase under the GEM Purchase Agreement also may fluctuate significantly based on the market price of our common stock.

Accordingly, if we decide to issue and sell to GEM under the GEM Purchase Agreement more than the 7,000,000 shares registered for resale to receive additional proceeds (which we may elect to do, at our sole discretion, up to aggregate gross proceeds of $85.0 million), we must first file with the SEC one or more additional registration statements or post-effective amendments to the existing registration statement to register the resale under the Securities Act by GEM of any such additional common stock sold under GEM Purchase Agreement, and any such registration statement or amendment must be declared effective by the SEC before we may elect to sell any such additional shares. Any issuance and sale by us under the GEM Purchase Agreement of a substantial amount of common stock in excess of the 7,000,000 shares registered for resale by GEM could result in substantial additional dilution to our shareholders. The number of shares of common stock ultimately offered for sale by GEM is dependent upon the number of shares, if any, we ultimately elect to sell to GEM under the GEM Purchase Agreement.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the normal course of business, we may collect and store certain sensitive company information, including proprietary and confidential business information. We maintain various protections designed to safeguard against cyberattacks. We consider these cybersecurity risk management efforts as part of our broader risk management framework. This integration helps ensure that cybersecurity considerations are a fundamental part of our decision-making processes. Our management team works with our audit committee and board of directors (the “Board”) to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

To date, we have not engaged independent third parties to assess the risks associated with our information technology resources and information assets. In the future, we may engage third parties to analyze data on the interactions of users of our information technology resources, including our employees, and evaluate the performance of our cybersecurity systems and processes.

We utilize various third-party software applications in the functioning of our core business. We consider the cybersecurity practices of our third-party service providers, as appropriate, before engaging them in order to help protect us from any related vulnerabilities. Our assessment of risks associated with the use of third-party providers is part of our overall risk management framework.

We face risk from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Our Board is aware of the critical nature of managing risks associated with cybersecurity threats, and recognizes the significance of these threats to our operational integrity and stockholder confidence.

The audit committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain as part of its broader responsibility for risk assessment and management. The audit committee is responsible for escalating significant cybersecurity matters and strategic risk management decisions to the Board, granting the Board comprehensive oversight and the ability to provide guidance on critical cybersecurity issues. We intend for the audit committee to review the Company’s cybersecurity posture and the effectiveness of its risk management strategies annually and brief the full Board with respect to the Company’s cybersecurity posture and potential risks on a regular basis, with a minimum frequency of once per year.

We do not currently have an employee who has significant and demonstrated professional IT management experience and possesses the requisite education, skills and experience needed to develop and execute our cybersecurity strategies. Presently, our senior management is responsible for monitoring our cybersecurity risks and maintaining an ongoing dialogue with the audit committee regarding emerging or potential cybersecurity risks as needed. The relationship between senior management and the audit committee regarding current and emerging cybersecurity concerns helps to integrate cybersecurity consideration into the Company’s broader strategic objectives.

Item 2. Properties

The following table describes our principal properties leased as of the date of this Annual Report.

Purpose	Location	Square Footage
Office Space(1)	Westlake, California	1,788

(1)	Monthly rental payments are approximately $4.4 thousand per month and the lease is set to expire in August 2027.

Item 3. Legal Proceedings

We are not currently subject to any legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “TTRX.”

Holders

As of March 30, 2026, there were 677 holders of record of our common stock. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

Since our inception, we have not paid any dividends on our common stock, and we currently expect that, for the foreseeable future, all earnings, if any, will be retained for use in the development and operation of our business. In the future, our Board may decide, at its discretion, whether dividends may be declared and paid to holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

October Subscription Agreements

On October 23, 2025, the Company entered into Subscription Agreements (each a “Subscription Agreements”), with an officer and director of the Company, relating to the issuance and sale of an aggregate of 25,252 shares of common stock at a price of $4.95 per share. These issuances were made in reliance upon an exemption from the registration requirements of the Securities Act, including Section 4(a)(2) thereof and Regulation D promulgated thereunder. The shares were issued in a transaction by the Company not involving a public offering to “accredited investors”, as defined in Rule 501 of Regulation D.

GEM Agreement

During the year ended December 31, 2025, GEM purchased 1,235,200 shares of common stock for approximately $3.29 per share, pursuant to the terms of the GEM Agreement. Proceeds of these equity sales under the terms of the GEM Agreement were approximately $4.07 million. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The proceeds from such sales were used for working capital and general corporate purposes.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Turn Therapeutics Inc. is developing non-systemic, non-biologic topical immunomodulators for inflammatory skin disease. Our lead program, GX-03, is being studied for moderate-to-severe eczema based on preclinical evidence of cytokine inhibition and reduced eczema severity, as well as a favorable real-world tolerability record from prior cleared medical devices.

GX-03 is currently being evaluated in an ongoing, randomized, double-blind, vehicle-controlled clinical study designed to assess its potential as a topical treatment for moderate-to-severe eczema. We intend to conduct an interim assessment at approximately 50% trial completion. Topline results are expected in the first half of 2026.

In addition to eczema, GX-03 is being advanced for onychomycosis, supported by in-vivo data demonstrating nail penetration and antifungal activity. Our historical medical device portfolio, which includes K183681, K160872, and K171191, also provides background tolerability and feasibility experience with the formula. K183681 has recently been licensed to Medline Industries, LP (“Medline”) under a license and supply agreement. See the section of this Annual Report titled “Business – Marketing – Medline Agreement” for a more detailed description of this agreement.

We also continue exploratory work on a thermostable intranasal vaccine platform, but this program is not part of the Company’s primary dermatology development path.

We have incurred operating losses since inception, and we expect to continue to incur losses for the foreseeable future. Our net losses were approximately $3.19 million and $1.77 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $22.39 million. We anticipate that our expenses and operating losses will increase substantially for the foreseeable future due to the increase in research and development costs for later-stage clinical trials.

Other than any potential revenue from medical device or intellectual property out-licensing arrangements, we will not generate revenue in the future from product sales unless and until we successfully initiate and complete additional clinical development programs and obtain regulatory approval for one or more additional drug candidates. As a result, we will need substantial additional funding to support our continuing drug development and operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financing and from other sources of capital, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of our products. As of December 31, 2025 and 2024, we had cash and cash equivalents of approximately $5.08 million and $0.87 million, respectively. We believe that our existing cash, cash equivalents and other short term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in the Annual Report for more information.

Core Products and Programs

GX-03 for Moderate-to-Severe Eczema (Lead Program)

GX-03 is a non-systemic topical immunomodulator being developed for moderate-to-severe eczema. Preclinical studies demonstrated inhibition of cytokines associated with inflammatory skin disease, including IL-31, IL-36α/γ, and IL-4. GX-03 is currently being evaluated in a randomized, double-blind, vehicle-controlled clinical trial in adults with moderate-to-severe eczema.

An interim assessment will be performed at approximately 50% trial completion. An independent interim assessment committee (“IAC”) will review emerging signals of tolerability and efficacy. The IAC is empowered to deliver pre-written statements regarding conditional probability of a statistically significant favorable trial outcome, as well as increase the sample size up to 200% if the committee sees a strong likelihood of achieving statistical significance based upon positive trending. This adaptive trial design, due to the independence of the committee, pre-established rights, and pre-written statements the committee is permitted to deliver after deliberating, does not increase the likelihood of primary error and/or expend alpha.

GX-03 for Onychomycosis

GX-03 is also being advanced as a topical treatment for onychomycosis. In-vivo studies in a validated animal model demonstrated nail-plate penetration and significant reduction of fungal burden. Additional clinical program steps are expected to follow completion of the eczema clinical program and related Investigational New Drug (“IND”) activities.

Medical Device Products (Wound and Dermatitis Management)

We have previously developed and obtained Food and Drug Administration (“FDA”) clearance for several medical device formulations containing the same base formulation used in GX-03:

●	K183681: a porous antimicrobial gauze impregnated with the GX-03 formulation. The product has recently been licensed to Medline under a license and supply agreement.

●	K160872: a device cleared for acute and chronic wound management.

●	K171191: a device cleared to manage the skin and symptoms of atopic, irritant, and radiation dermatitis.

These medical devices provide historical real-world usage experience but are not the focus of current clinical development efforts.

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

Research and Development Expenses

Research and development expenses reflect our ongoing investments into expanding the applications of our flagship GX-03 formula and other drug candidates such as enhanced stability vaccine candidates, as well as in the development of medical devices utilizing our antimicrobial technologies. Our research and development costs also include expenses such as consulting costs, advisory costs, regulatory costs, information technology costs and overhead expenses.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	Change
Operating expenses:
General and administrative	$5,593,078	$1,551,168	$4,041,910
Research and development	265,570	245,956	19,614
Total operating expenses	5,858,648	1,797,124	4,061,524
Loss from operations	(5,858,648)	(1,797,124)	(4,061,524)

Other income:
Net gain from change in fair value of derivative liability instrument	2,574,971	-	2,574,971
Gain from change in fair value of forward contract liability	380,442	-	380,442
Amortization of deferred offering cost	(496,948)	-	(496,948)
Interest income	29,583	28,709	874
Other income	176,520	-	176,520
Total other income	2,664,568	28,709	2,635,859
NET LOSS	$(3,194,080)	$(1,768,415)	$(1,425,665)

We did not generate any revenue or incur any cost of goods sold during the years ended December 31, 2025 and 2024, as we continued to focus on the research and development of our drug candidates and medical devices.

General and administrative expenses increased by $4.04 million from $1.55 million for the year ended December 31, 2024 to $5.59 million for the year ended December 31, 2025. The increase in operating expenses during year ended December 31, 2025 primarily resulted from legal services, advisory services and other fees in contemplation of our direct listing which amounted to approximately $3.06 million, an approximate increase of $0.45 million in our payroll costs including stock-based compensation expense and an approximately $0.33 million increase in our audit fees when compared to the year ended December 31, 2024.

There was no material change in our research and development expenses for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Change in fair value of derivative liability instrument was a net gain during the years ended December 31, 2025 and 2024 of $2.57 million and $0, respectively. The liability instrument comprised of contingent warrant liability under the GEM Purchase Agreement among us and GEM and the put option liability. Fair value of warrant derivative liability upon initial recognition was $5.6 million on the Direct Listing date and remeasurement gain due to change in fair value as of December 31, 2025 was $2.78 million. Fair value of put option liability upon direct listing was immaterial and a remeasurement loss due to change in fair value as of December 31, 2025 was $0.20 million.

Change in fair value of forward contract liability was a net gain of $0.4 million and $0.0 for the years ended December 31, 2025 and 2024, respectively. A forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period is recorded each time we issue a Draw Down Notice to GEM under the Share Purchase Agreement. The forward contract liability is derecognized upon receipt of the Closing Notice and funds from the investor.

Amortization of deferred offering cost was approximately $0.50 million and $0 for the years ended December 31, 2025 and 2024, respectively. An $0.85 million deferred offering cost was recorded as an asset for commitment fee under the GEM Purchase Agreement which became payable to GEM upon completion of the Direct Listing in October 2025. A $5.60 million deferred offering cost was recorded as an asset for the initial recognition of warrant issued on the Direct Listing to GEM under the GEM Purchase Agreement. The deferred offering cost related commitment fee is being amortized pro rata to the amounts drawn under the GEM Purchase Agreement and the deferred offering cost related to warrant is being amortized on straight-line basis over the term of the GEM Purchase Agreement.

Other income increased by $0.18 million from $0 for the year ended December 31, 2024 to $0.18 million for the year ended December 31, 2025. The increase was primarily due to a $0.12 million write-off of a historical balance owed to a vendor and $0.05 million discount received from another vendor against an outstanding invoice.

Liquidity and Capital Resources

Liquidity

As of December 31, 2025, we had $12.16 million in total assets, which included $5.08 million in cash and cash equivalents, $120.30 thousand in prepaid expenses and other current assets, $78.62 thousand in right-of-use assets, $0.92 million in intangible assets, $5.96 million as deferred offering cost under the GEM Purchase Agreement and $8.6 thousand in security deposit. Our intangible assets primarily include capitalized legal costs related to the registration of patents and trademarks.

As of December 31, 2025, we had total liabilities of $7.48 million, including $2.93 million in current accounts payable and accrued expenses, $3.03 million in derivative liability instrument pursuant to warrant issued under the GEM Purchase Agreement, $46.29 thousand in current portion of operating lease liability, $34.08 thousand in long-term portion of lease liability and $1.44 million in deferred revenue. The deferred revenue as of December 31, 2025 is attributable to a license agreement for our FleX Product which has been deferred due to unpredictable outcomes and timelines of the FDA approval process which cannot be reasonably estimated. We will continue to defer the recognition of revenue until FDA approval is achieved or sufficient information is available to make a reasonable estimate on the outcome and timelines.

Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that the accompanying consolidated financial statements as of December 31, 2025 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. We currently anticipate that we will require up to approximately $60.0 to $65.0 million to complete our planned Phase 3 trials for eczema and onychomycosis, and approximately $1.5 million to $2.5 million for our vaccine program, which we expect to fund through accessing the capital markets, including with additional issuances of equity and/or equity-linked securities. See the section entitled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in our Annual Report for more information.

We intend to fund our operations for the next 12 months from, as of December 31, 2025, the cash and cash equivalents available of approximately $5.08 million, from new licensing deals for our FDA-cleared medical devices or any payments from our existing license for the FleX Product, and other equity or debt financings, as available. We did not receive any proceeds from our direct listing. On August 29, 2025, we entered into an amended and restated Share Purchase Agreement, which was further amended by a side letter dated as of September 24, 2025, and an amended and restated Registration Rights Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (as amended, the “GEM Purchase Agreement” and the “GEM Rights Agreement,” respectively, and together, the “GEM Agreements”), pursuant to which we are eligible to put certain shares of common stock to GEM, subject to certain volume and price restrictions. Under the GEM Agreements, GEM agreed to purchase up to $85.0 million in shares of our common stock subject to certain conditions and limitations, including the registration of our common stock on a national securities exchange. Accordingly, we expect to put shares of our common stock to GEM under the GEM Agreements as needed. On October 31, 2025, we issued the initial draw-down notice to GEM for 1,235,200 shares. On the closing date, GEM purchased 1,235,200 shares of common stock at approximately $3.29 per share resulting in gross proceeds of $4.07 million to us.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was $2.56 million and consisted primarily of our net loss of $3.19 million, which was partially offset by a $2.37 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $0.42 million of stock-based compensation, $0.25 million advisory services expense that was settled through issuance of common stock, $2.57 million non-cash fair value gain in derivative liability instrument, $0.38 million non-cash fair value gain in forward contract liability and $52.75 thousand and $496.95 thousand in amortization of intangible assets and deferred offering cost, respectively.

Net cash used in operating activities during the year ended December 31, 2024 was $1.36 million and consisted primarily of our net loss of $1.77 million, which was partially offset by a $1.86 thousand decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $0.35 million of stock-based compensation and $47.48 thousand in amortization of intangible assets.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $152.99 thousand and consisted primarily of capitalization of patent related legal costs.

Net cash used in investing activities during the year ended December 31, 2024 was $99.48 thousand and consisted primarily of capitalization of patent related legal costs.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $6.92 million and primarily consisted of proceeds from the issuance of common stock.

Net cash provided by financing activities during the year ended December 31, 2024 was $1.15 million and primarily consisted of proceeds from the issuance of common stock.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, income taxes and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may materially differ from these estimates and assumptions.

Critical Accounting Policies

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

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

Income Taxes

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, the Company has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state net deferred tax assets, and, as a result, a full valuation allowance has been set against its net deferred tax assets as of the years ended December 31, 2025 and 2024. The amount of the deferred tax asset to be realized could be adjusted if estimates of future taxable income during the carry-forward period are reduced or increased. For the fiscal year ended December 31, 2025, the Company had federal cumulative net operating loss (“NOL”) carryforwards of approximately $14.5 million, and the Company had state NOL carryforwards of approximately $7.3 million. Utilization of some of the federal and state NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. The federal net operating loss carryforward is subject to an 80% limitation on taxable income, does not expire, and will carry on indefinitely.

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

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements contained in Part I, Item 1 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-27 comprising a portion of this Annual Report, which are incorporated by reference under this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We have carried out an evaluation, under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report based on the framework set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing evaluation, during the preparation of our financial statements for the year ended December 31, 2025, our management concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Item 9B. Other Information

(a) None.

(b) None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case as defined in Item 408 of Regulation S-K) during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding Directors and Executive Officers

The following table sets forth information regarding our executive officers and non-employee directors.

Name	Age	Position(s)
Bradley Burnam	47	Chief Executive Officer & Director
Zuraiz Chaudhary	31	Interim Chief Financial Officer, Vice President of Finance & Chief Accounting Officer
Dr. Neil Ghodadra	47	Chief Medical Officer & Director
Andrew Gengos	61	Director
Arthur Golden	79	Director
Dr. Kent Kester	65	Director
Martin Dewhurst	62	Director

Bradley Burnam has served as our Chief Executive Officer and as a director since October 2018. Mr. Burnam is an innovator and entrepreneur with a proven track record in developing groundbreaking healthcare solutions. Mr. Burnam has driven the development of transformative medical products and achieving three FDA clearances. He holds over 10 issued patents, reflecting his expertise in formulation and innovation. His deep regulatory knowledge has allowed him to navigate FDA approval processes independently and as a consultant. Mr. Burnam has served as a director of Baropace, LLC since December 2020. Mr. Burnam holds a Bachelor of Arts from the University of California, Los Angeles (“UCLA”) and a Master of Education from Stanford University. We believe Mr. Burnam’s experience in healthcare makes him well qualified to serve as our Chief Executive Officer and as a director.

Zuraiz Chaudhary has served as our Interim Chief Financial Officer since August 2025 and our VP of Finance and Chief Accounting Officer since May 2025. Mr. Chaudhary has a decade of public accounting and advisory services background and is a licensed CPA. From March 2024 to March 2025, Mr. Chaudhary was an Audit Director at SetApart, a public accounting firm. From June 2023 to March 2024, Mr. Chaudhary served as an Audit Manager of UHY LLP, a public accounting firm. Prior to joining UHY LLP, from September 2021 to March 2023, Mr. Chaudhary was a Senior Consultant at CrossCountry Consulting, a business advisory firm. From June 2020 to August 2021, he served as Managing Director at BlackStone Consultants, a business advisory firm. Mr. Chaudhary has a Bachelor of Business Administration (Accounting) from Asia-e University, Malaysia and is a member of Institute of Chartered Accountants of Pakistan since 2021.

Dr. Neilesh “Neil” Shailesh Ghodadra has served as our Chief Medical Officer and a Director since October 2018. Since July 2011, Dr. Ghodadra has served as the President of Neil Ghodadra MD Inc. Dr. Ghodadra is a board-certified orthopedic surgeon specializing in minimally invasive, arthroscopic surgeries of the knee, shoulder, elbow and hip. He possesses extensive expertise in cartilage restoration and joint-preserving osteotomies, focusing on complex shoulder conditions such as instability and rotator cuff repairs. Dr. Ghodadra holds a Bachelor of Science from Duke University and a Doctor of Medicine from Duke University, Dr. Ghodadra completed his residency at Rush Medical Center in Chicago and a Sports Medicine Fellowship, during which he served as an associate team physician for the Chicago Bulls and Chicago White Sox. Beyond his clinical practice, he consults with multiple medical companies to develop innovative products, drawing on his lengthy experience in clinical trials. We believe Dr. Ghodadra’s experience in medicine makes him well qualified to serve as our Chief Medical Officer and as a director.

Andrew Gengos has served as a director since January 2020. Since February of 2025, Mr. Gengos serves as Chief Financial Officer for Terns Pharmaceuticals where he manages finance, accounting, business development and investor relations. Prior to Terns, he served as the Chief Financial Officer and Chief Business Officer at Athira Pharma between May 2023 and October 2024, where he managed finance, accounting, business development, corporate strategy, investor and public relations. Between January 2020 and February 2023, Mr. Gengos served as Chief Business Officer at Cytier Therapeutics, where he managed finance, accounting, business development, corporate strategy and IT. Mr. Gengos is a seasoned executive with over 30 years of experience in the life sciences and biotechnology industries, specializing in finance, corporate strategy, and business development. His earlier career includes serving as Vice President of Strategy and Corporate Development at Amgen and Senior Engagement Manager at McKinsey & Company where he was a member of the healthcare practice. Mr. Gengos holds a Bachelor of Science in Chemical Engineering from the Massachusetts Institute of Technology and a Master of Business Administration from the UCLA Anderson School of Management. We believe Mr. Gengos’s experience in finance, accounting and business development makes him well qualified to serve as a director.

Arthur Golden has served as a director since September 2025. Since January 2020, Mr. Golden has served as Senior Counsel at Davis Polk & Wardwell LLP. Prior to that role, Mr. Golden was the global co-chairman of Davis Polk’s Mergers and Acquisitions practice and had also served on its Management Committee and head of its Antitrust practice. He has extensive experience representing companies with respect to acquisition-related transactions and advising clients on corporate governance, shareholder activism, and defensive matters. From 2000 to 2024, Mr. Golden served on the board of directors of Emerson Electric where he was, at various times, Chairman of its Governance and Finance Committees and a member of its Executive Committee. Mr. Golden currently serves as Chairman Emeritus of the Board of Trustees of Rensselaer Polytechnic Institute (“RPI”). Mr. Golden holds a Bachelor of Science in Mathematics from RPI and a J.D. from New York University School of Law. We believe Mr. Golden’s legal expertise and extensive transactional experience makes him well qualified to serve as a director.

Dr. Kent Kester has served as a director since September 2025. Since 1997, Dr. Kester has served as an active clinician at the University of Maryland Shock Trauma Center in Baltimore. He has also led vaccine research and development at CEPI, the Coalition for Epidemic Preparedness Innovations, since August 2024. Dr. Kester holds a Bachelor of Science in Biology from Bucknell University and an M.D. from Jefferson Medical College. We believe Mr. Kester’s experiences in medicine and infectious diseases make him well qualified to serve as a director.

Martin Dewhurst has served as advisor to GHO Capital, a healthcare specialist private equity firm since July 2024. Mr. Dewhurst has been a senior advisor since April 2023 to PJT Partners, a global investment and M&A advisory bank. Mr. Dewhurst has also served as a senior advisor to LightRock, a growth capital fund, since April 2023. Mr. Dewhurst also holds various board positions including at Unilabs Ltd. (since September 2025), KOS AI (since June 2025), Cytovation ASA (since February 2025), Distalmotion (since April 2023) and MedGenome (April 2023 through January 2025). Prior to his various advisory and board roles, Mr. Dewhurst was a senior partner with McKinsey & Co., a leading management consulting firm where he served from 1992 through 2023 and co-led the firm’s life sciences practice (2014 to 2021). Mr. Dewhurst earned his undergraduate degree from Magdalen College, University of Oxford, and holds an MBA from INSEAD, where he graduated on the Dean’s List. We believe Mr. Dewhurst’s more than 30 years of global leadership experience in life sciences, with a strong focus on mergers and acquisitions, complemented by senior advisory roles and board positions across leading healthcare and investment firms, make him well qualified to serve as a director.

Relationships

There are no familial relationships between any of our executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

Based solely on our reviews of the copies of such forms and amendments thereto furnished to us and on written representations from officers, directors, and any other person whom we understand owns more than 10% or our Common Stock, we found that during the fiscal year ended December 31, 2025, all Section 16(a) filings were made with the SEC on a timely basis except one Form 4 for Abraham Chesed that was due on October 27, 2025, which was filed on October 29, 2025.

Code of Business Ethics and Conduct

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a code of ethics (the “Code”), which applies to its directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code is available on the investor relations section of our website, which is located at https://turntherapeutics.com. We will provide to any person without charge, upon request, a copy of the Code. Such requests should be made in writing to the following address: c/o Turn Therapeutics, 250 N. Westlake Blvd., Westlake Village, California 91362. We intend to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on our website or by filing a Current Report on Form 8-K to disclose such information.

Procedures for Stockholders to Recommend Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee Information

Our Board has a standing Audit Committee. Our Audit Committee is chaired by Andrew Gengos and its other members are Arthur Golden and Dr. Kent Kester. Our Board has determined that each of these directors is “independent” as defined by the rules of the SEC and the Nasdaq Listing Rules. The Board has determined that Mr. Gengos is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Insider Trading Policy

The Company has an Insider Trading Policy which prohibits Covered Persons from buying or selling the Company’s securities while the Covered Person is aware of material nonpublic information about the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

We are currently considered a “smaller reporting company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to “named executive officers.” Our “named executive officers” include (i) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2025 and (ii) our two most highly compensated executive officers, as defined in Exchange Act Rule 3b-7, other than our principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2025, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025.

This section discusses material components of the executive compensation programs for our “named executive officers” who are named in the “Summary Compensation Table” below. In 2025, our “named executive officer” was Bradley Burnam, our Chief Executive Officer and Zuraiz Chaudhary, our Interim Chief Financial Officer. No other executive officer of the Company received total compensation during the fiscal year ended December 31, 2025 in excess of $100,000, and thus disclosure is not required for any other person.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officer for the years ended December 31, 2025, and 2024.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Bradley Burnam	2025	$465,740	$-	$-	$-		$-	$-	$-	$465,740
Chief Executive Officer	2024	$429,320	$-	$-	$-		$-	$-	$-	$429,320
Zuraiz Chaudhary	2025	$152,211	$-	$-	$1,244,143	(1)	$-	$-	$-	$1,396,354
Interim Chief Financial Officer	2024	$-	$-	$-	$-		$-	$-	$-	$-

(1)	Amount reflects the full grant date fair value of option awards with performance conditions awarded to Mr. Chaudhary. This amount does not represent the actual amount paid to or realized by Mr. Chaudhary. The value as of the grant date for these option awards with performance conditions is calculated based on the number of shares granted and the grant date market price, in accordance with ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Bradley Burnam

The Company previously entered into an employment agreement with Mr. Burnam, dated as of August 9, 2017 (the “2017 Employment Agreement”). Pursuant to the 2017 Employment Agreement, Mr. Burnam is entitled to a base salary which automatically increases by 5% on January 1 of each year. In addition, Mr. Burnam is entitled to participate in the Company’s bonus programs as set forth by the Company’s board of directors in its sole discretion and to receive equity awards subject to the terms and conditions specified by the Board. Mr. Burnam did not receive any bonus or equity awards during fiscal years 2023 and 2024. The 2017 Employment Agreement further provides that Mr. Burnam is entitled to participate in the Company’s employee benefit programs and a monthly car allowance. Mr. Burnam did not receive any car allowance during fiscal years 2023 and 2024.

Under the 2017 Employment Agreement, if Mr. Burnam’s employment is terminated by the Company without “cause” or due to Mr. Burnam’s death or disability, or if Mr. Burnam terminates his employment with the Company for “good reason”, then subject to Mr. Burnam’s (or his estate’s) execution and non-revocation of a general release of claims against the Company, Mr. Burnam (or his estate) will be entitled to receive, in addition to any accrued pay and benefits: (i) continued payment of his then current base salary for 6 months following the date of termination, payable in substantially equal installments in accordance with the Company’s regular payroll practices and (ii) continued payment of the Company portion of health insurance premiums for Mr. Burnam and his qualified dependents covered by the Company’s medical insurance for up to 6 months.

In connection with the direct listing, the Company entered into a new employment agreement with Mr. Burnam, which superseded and replaced the 2017 Employment Agreement (the “2025 Employment Agreement”). Pursuant to the 2025 Employment Agreement, Mr. Burnam is entitled to a base salary of $575,000 and a target annual cash bonus opportunity equal to 50% of his base salary. In addition, commencing with the Company’s 2026 fiscal year, Mr. Burnam will be eligible to participate in the Company’s annual equity incentive award program, with an annual targeted grant date fair value equal to 50% of his base salary for each of the applicable fiscal years of the Company. The 2025 Employment Agreement further provides that Mr. Burnam is entitled to participate in the Company’s employee benefit programs, including health insurance coverage, reimbursement of reasonable business expenses, paid time-off and liability insurance, and reimbursement of premiums for coverage under a private health insurance plan for Mr. Burnam.

Under the 2025 Employment Agreement, if Mr. Burnam’s employment is terminated by the Company without “cause” or if Mr. Burnam resigns for “good reason,” he will be entitled to receive (i) continued payment of his base salary for 12 months following the termination date, (ii) a prorated bonus for the year of termination based on actual performance and (iii) reimbursement of health insurance premiums for 12 months following the termination date. In addition, if Mr. Burnam’s employment is terminated by the Company without “cause” or if Mr. Burnam resigns for “good reason,” in each case, within three months prior to, or 12 months following, a “change of control” of the Company, Mr. Burnam will instead be entitled to receive (i) a lump sum payment equal two times his then base salary, (ii) his target bonus for the year of termination (not prorated), and (iii) an amount equal to 24 months of health insurance premiums. The 2025 Employment Agreement also sets forth non-solicit and non-compete covenants that will continue to apply for one year following the termination of Mr. Burnam’s employment.

Zuraiz Chaudhary

In connection with the direct listing, the Company entered into an employment agreement with Mr. Chaudhary, (the “2025 Employment Agreement”). Pursuant to the 2025 Employment Agreement, Mr. Chaudhary is entitled to a base salary of $275,000 and a target annual cash bonus opportunity equal to 25% of his base salary. In addition, commencing with the Company’s 2026 fiscal year, Mr. Chaudhary will be eligible to participate in the Company’s annual equity incentive award program, with an annual targeted grant date fair value equal to 25% of his base salary for each of the applicable fiscal years of the Company. The 2025 Employment Agreement further provides that Mr. Chaudhary is entitled to participate in the Company’s employee benefit programs, including health insurance coverage, reimbursement of reasonable business expenses, paid time-off and liability insurance.

Under the 2025 Employment Agreement, if Mr. Chaudhary’s employment is terminated by the Company without “cause” or if Mr. Chaudhary resigns for “good reason,” he will be entitled to receive (i) continued payment of his base salary for 9 months following the termination date, (ii) a prorated bonus for the year of termination based on actual performance and (iii) reimbursement of health insurance premiums for 12 months following the termination date. In addition, if Mr. Chaudhary’s employment is terminated by the Company without “cause” or if Mr. Chaudhary resigns for “good reason,” in each case, within three months prior to, or 12 months following, a “change of control” of the Company, Mr. Burnam will instead be entitled to receive (i) a lump sum payment equal 1.5 times his then base salary, (ii) his target bonus for the year of termination (not prorated), and (iii) an amount equal to 18 months of health insurance premiums. The 2025 Employment Agreement also sets forth non-solicit and non-compete covenants that will continue to apply for one year following the termination of Mr. Chaudhary’s employment.

Benefit and Retirement Plans

The Company sponsors a group health plan in which Mr. Burnam and Mr. Chaudhary and their eligible dependents participate.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards for our named executive officers as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Zuraiz Chaudhary	-	240,000	(1)	$10.00	10/7/2035

(1)	Award of stock options on October 8, 2025 to purchase shares of the Issuer’s common stock granted under the Company’s 2025 Omnibus Incentive Plan. One-fourth of the options shall vest on May 1, 2026, and 6.25% of the options shall vest in equal quarterly installments thereafter, in each case, subject to the employee’s continued employment through the applicable vesting date.

Director Compensation

In connection with the direct listing, the Company adopted via board resolutions a non-employee director compensation program (the “Non-Employee Director Compensation Program”), which became effective as of the date the direct listing became effective. Under the Non-Employee Director Compensation Program, each non-employee director serving in such capacity on the date the direct listing became effective received an initial grant of restricted stock units pursuant to the 2025 Plan with a grant date fair value of $100,000. Following the first anniversary of the effective date of the direct listing, each non-employee director will be eligible to receive an annual grant of restricted stock units with a grant date fair value of $70,000. The restricted stock units will vest on the earlier of (i) the first-year anniversary of the grant date or (ii) a “change of control” of the Company (as defined in the 2025 Plan).

In addition, following the first anniversary of the effective date of the direct listing, each non-employee director will be eligible to receive an annual cash retainer of $30,000, payable in equal quarterly installments in arrears and prorated for partial quarter of service. The lead independent director of the Board and the chair of the audit committee will each receive an additional annual cash retainer of $25,000 for their service in such roles, in cash or restricted stock units. The non-employee directors will be eligible to elect to receive all or a portion of their cash retainer in the form of restricted stock units.

The following table sets forth information with respect to the compensation of our non-employee directors for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)(2)	Options Awards ($)	All Other Compensation ($)	Total
Andrew Gengos	$-	$100,000	$-	$-	$100,000
Arthur Golden	$-	$100,000	$-	$-	$100,000
Dr. Kent Kester	$-	$100,000	$-	$-	$100,000
Dr. Neil Ghodadra	$-	$100,000	$-	$-	$100,000

(1)	Amount reflects the full grant date fair value of restricted stock unit awards with performance conditions awarded to all directors on public listing. This amount does not represent the actual amount paid to or realized by each director. The value as of the grant date for these restricted stock unit awards with performance conditions is calculated based on the number of shares granted and the grant date market price, in accordance with ASC Topic 718.
(2)	The material terms of the restricted stock units granted in 2024 are as follows:

Name	Grant Date	Number of RSUs	Vesting Dates
Andrew Gengos	10/08/2025	10,000	(a)
Arthur Golden	10/08/2025	10,000	(a)
Dr. Kent Kester	10/08/2025	10,000	(a)
Dr. Neil Ghodadra	10/08/2025	10,000	(a)

(a)	The restricted stock unit award will vest in full on October 8, 2026, subject to the director’s continued service to the Company through the vesting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, information regarding awards previously granted and outstanding, and securities authorized for future issuance, under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by shareholders	1,982,184	$3.26	3,417,816
Equity compensation plans not approved by shareholders	-	-	-

Equity Incentive Plans

2018 Stock Option Plan

The Company maintains the 2018 Stock Plan (the “2018 Plan”) that provides for awards of stock options to eligible participants. The 2018 Plan is administered by the Board. As of December 31, 2025, no shares were available for future grant under the 2018 Plan, and 1,508,934 shares were subject to outstanding options under the 2018 Plan, all of which were vested and exercisable as of December 31, 2025. This includes 1,000,000 and 508,934 shares subject to outstanding options held by Dr. Ghodadra and Mr. Gengos, respectively, as of December 31, 2025.

Upon the occurrence of a “change of control,” the plan administrator may provide for, in its discretion, acceleration of the right to exercise an option, assumption or substitution of or adjustment to each outstanding option by the successor corporation, termination of options if not exercised within a specified period of notice, or termination of options on such other terms and conditions as the plan administrator deems appropriate (including the cancellation of options for cash payments).

2024 Equity Incentive Plan

In July 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to eligible participants. Under the 2024 Plan, the plan administrator (either the Board or a committee designated by the Board) has the authority to select plan participants, grant awards, prescribe award agreements and rules and regulations for the administration of the 2024 Plan, construe and interpret the 2024 Plan and award agreements and correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations necessary for the administration of the 2024 Plan.

Under the 2024 Plan, upon the occurrence of a “change in control,” the plan administrator has the discretion to determine the treatment of outstanding awards, including to accelerate the vesting of any unvested options.

There are 891,066 shares of common stock reserved for issuance under the 2024 Plan. As of December 31, 2025, 697,816 shares were available for future grant, and 193,250 shares were subject to outstanding, vested and unvested options under the 2024 Plan. Neither of our NEOs were granted any awards under the 2024 Plan. Shares withheld to satisfy tax withholding obligations or to pay the exercise price of options, as well as shares underlying awards that are forfeited, expire or are terminated without delivery of shares, will again become available for issuance under the Plan. In addition, awards or shares issued by the Company in assumption of, or in substitution or exchange for, awards previously granted under the Plan will not reduce the number of shares reserved for issuance under the Plan.

2025 Omnibus Incentive Plan

In connection with our direct listing, the Company adopted the 2025 Omnibus Incentive Plan (the “2025 Plan”). The following is a summary of the material terms of the 2025 Plan, which is qualified in its entirety by the full text of the 2025 Plan, a copy of which is filed as an exhibit to this Registration Statement. The Company does not intend to grant any future awards under the 2018 Plan or 2024 Plan.

Purpose. The purpose of the 2025 Plan is to attract, motivate, retain and reward eligible participants by providing them with the opportunity to acquire a proprietary interest in the Company as a performance incentive.

Eligibility. Awards may be granted to eligible employees, directors, consultants and other service providers of the Company, as determined in the discretion of the compensation committee. The basis for participation in the 2025 Plan is the compensation committee’s (or its authorized delegate’s) decision, in its sole discretion, that an award to an eligible participant will further the 2025 Plan’s purposes as described above.

Administration. The compensation committee of the Board will administer the 2025 Plan. However, the Board may exercise any power or authority granted to the compensation committee under the 2025 Plan.

Authority. The compensation committee has full and final authority to, among other actions, select participants, grant awards and determine the type of awards, number of shares and terms and conditions of such awards. To the extent permitted by law, the compensation committee may delegate authority to members of the Board or the Company’s officers to take certain actions under the 2025 Plan. The compensation committee may interpret and administer the 2025 Plan or any award thereunder and make any other determination and take any other action that the compensation committee deems necessary or desirable for the administration of the 2025 Plan.

Shares reserve. The maximum number of shares of common stock available for issuance under the 2025 Plan will be 3,000,000 Shares in the aggregate. Shares underlying awards that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part without the issuance of shares or awards that are settled in cash without the issuance of shares will again become available for issuance under the 2025 Plan. In addition, shares withheld in respect of taxes relating to any award and shares tendered or withheld to pay the exercise price of options and other awards will again become available for issuance under the 2025 Plan. On the first day of January of each year after the 2025 Plan becomes effective, the maximum number of shares of common stock available for issuance under the 2025 Plan will automatically increase by the lesser of (i) 5% of the outstanding number of shares of common stock on the date immediately preceding December 31 or (ii) such number of shares as determined by the compensation committee. This limit on the number of shares of common stock available for issuance under the 2025 Plan does not apply to awards granted or shares issued in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards by a company acquired by the Company or with which the Company combines.

Adjustments. In the event of certain changes in the corporate structure, including any extraordinary dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, or other similar corporate transaction or event affecting the Company’s common stock, or changes in applicable laws, regulations or accounting principles, the compensation committee will make appropriate adjustments to the number and type of shares of common stock subject to awards, to the grant, purchase, exercise or hurdle price for any award, and any other aspect the award that the compensation committee deems appropriate to prevent undue enrichment or harm.

Non-employee Director Limit. Under the 2025 Plan, any non-employee director may not receive equity and cash compensation for a single fiscal year in excess of $750,000 in the aggregate.

Stock options. Under the 2025 Plan, the compensation committee may grant incentive stock options to employees and nonstatutory stock options to all eligible participants. The exercise price of stock options will be determined by the compensation committee but may not be less than the fair market value of the Company’s share of common stock on the grant date. The term of an option may not exceed ten years. The compensation committee will determine the method of payment of the exercise price, the form of exercise notice to be used and the term of the options. The compensation committee may provide in an applicable award agreement that any in-the-money options will be deemed automatically exercised immediately before its expiration.

Stock appreciation rights. Under the 2025 Plan, the compensation committee may grant stock appreciation rights, which entitle the holder to receive shares of common stock or cash having an aggregate value equal to the appreciation in the fair market value of one share on the date of exercise over the grant price of the stock appreciation right as determined by the compensation committee. A stock appreciation right may be granted in tandem with or without regard to a stock option. The grant price of stock appreciation rights may not be less than the fair market value of the Company’s share of common stock on the date of grant. The compensation committee may provide in an applicable award agreement that any in-the-money stock appreciation rights will be deemed automatically exercised immediately before its expiration.

Restricted stock. Under the 2025 Plan, the compensation committee may grant restrict stock, which may be subject to restrictions on transferability, risk of forfeiture and other restrictions as the compensation committee may impose. Except to the extent restricted under the terms of the 2025 Plan and any award agreement, the participant who was granted restricted stock will have all of the rights of a shareholder, including the right to vote and receive dividends.

Restricted stock units. Under the 2025 Plan, the compensation committee may grant restricted stock units, which may be settled in shares of common stock and/or cash as the compensation committee may determine. Restricted stock units may be subject to service- or performance-based vesting conditions and other restrictions as the compensation committee may impose. Prior to their settlement, restricted stock units carry no voting or dividend rights. The compensation committee may, in its discretion, provide for the accrual of dividend equivalent with respect to restricted stock units.

Performance awards. Under the 2025 Plan, the compensation committee may grant performance awards, which are payable upon the achievement of performance goals determined by the compensation committee. Upon the grant of each performance award, the compensation committee will determine the performance criteria and length of the performance period. The compensation committee may, in its discretion, increase or reduce the amount of a settlement otherwise to be made in connection with a performance award.

Other cash-based awards and other stock-based awards. Under the 2025 Plan, the compensation committee may grant other cash-based and other stock-based awards, the terms and conditions of which will be determined by the compensation committee and specified in the applicable award agreement. These awards may be granted to participants as standalone or an addition to other awards granted under the 2025 Plan.

Separation from service. In the event of a participant’s separation from service, as defined in the 2025 Plan, the compensation committee may determine the extent to which an award may be exercised, settled, vested, paid or forfeited prior to the end of a performance period, or the effect of such separation on the vesting, exercise or settlement of an award.

Change of control. In the event of a “change of control” of the Company (as defined in the 2025 Plan), the compensation committee may take certain actions with respect to outstanding awards, including the continuation or assumption of awards, substitution or replacement of awards by a successor entity, acceleration of vesting and lapse of restrictions (either immediately upon the consummation of the “change of control” or upon a qualifying termination of employment in connection therewith), determination of the attainment of performance conditions for performance awards or cancellation of awards in consideration of a payment.

Tax withholding. Under the 2025 Plan, the Company has the authority to withhold from any award granted or any payment in respect of any award amounts to satisfy withholding or tax obligations relating to such award by withholding an amount in cash, shares otherwise deliverable pursuant to an award, or through a “broker-assisted” or “sell-to-cover” procedure or any other process or procedure as determined by the compensation committee in its discretion.

Clawback. Under the 2025 Plan, awards (including any amounts or benefits arising from such awards) will be subject to any clawback or recoupment arrangements or policies the Company has in place from time to time, and the compensation committee may, to the extent permitted by applicable law and stock exchange rules or by any applicable Company policy or arrangement, and will, to the extent required, cancel or require reimbursement of any awards or any shares issued or cash received upon vesting, exercise or settlement of any such awards or sale of shares underlying such awards, including any policies necessary to comply with Section 10D of the Exchange Act and any rules promulgated thereunder and any other regulatory requirements.

Plan amendment or suspension. The Board may amend, suspend, discontinue or terminate the 2025 Plan, provided that no such action may be taken without the approval of the Company’s shareholders if approval is necessary to comply with a tax or regulatory requirement or other applicable law. No amendment may in general adversely and materially affect a participant’s rights under any award without such participant’s written consent.

Term of the plan. No awards may be granted under the 2025 Plan after the earlier of the following events: (i) the board of directors terminates the plan, (ii) the maximum number of shares available for issuance has been issued or (iii) ten years from the effective date of the 2025 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2026 (the “Evaluation Date”), by:

●	each person whom we know to own beneficially more than 5% of our common stock;

●	each of the directors and named executive officers individually; and

●	all directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of the Evaluation Date. Shares issuable pursuant to stock options and warrants are deemed outstanding for computing the percentage of the person holding such options and warrants but are not outstanding for computing the percentage of any other person. The percentage of beneficial ownership for the following table is based on 29,788,040 shares of common stock outstanding as of the Evaluation Date. Unless otherwise indicated, the business address for each listed stockholder is: c/o Turn Therapeutics, 250 N. Westlake Blvd., Westlake Village, CA 91362. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Bradley Burnam(1)	16,016,260	53.77%
Dr. Neil Ghodadra(2)	1,000,000	3.36%
Andrew Gengos(3)	508,934	1.71%
Arthur Golden(4)	60,602	*
Dr. Kent Kester(4)	10,000	*
Zuraiz Chaudhary(5)	252,500	*
Martin Dewhurst(6)	21,882	*
All directors and executive officers as a group (6 persons)	17,870,178	59.99%
Greater than 5% Stockholders:
BEB Holdings, LLC(1)	16,016,260	53.77%

*	Less than one percent.

(1)	Bradley Burnam is the sole member of BEB Holdings, LLC, and therefore has sole voting and dispositive power with regard to the shares held by BEB Holdings, LLC.
(2)	Represents 1,000,000 shares underlying stock options to purchase common stock that are exercisable within 60 days of March 30, 2025.

(3)	Represents 508,934 shares underlying stock options to purchase common stock that are exercisable within 60 days of March 30, 2025.
(4)	Includes 10,000 shares of restricted stock units that are not yet vested as of March 30, 2025.
(5)	Includes 240,000 shares of underlying stock options to purchase common stock none of which are vested as of March 30, 2025.
(6)	Includes 21,882 shares of restricted stock units that are not yet vested as of March 30, 2025.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions, during our last two fiscal years or currently proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120.0 thousand; and

●	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” beginning on page 65 and “Director Compensation” on page 68.

Voting Proxy

In connection with our offering of common stock under Regulation Crowdfunding and Regulation A of the Securities Act, certain investors granted a voting proxy to our Chief Executive Officer pursuant to the subscription agreement under which such investors purchased our common stock in such offering that will limit such investors’ ability to vote their common stock until the occurrence of events specified in the proxy.

The voting rights granted via the proxy are not limited and, include, among other things, the right to vote on the election of our directors, amendments to our organizational documents, and major corporate transactions. So long as the holder is an individual, the proxy will survive the death, incompetency and disability of the holder and, so long as the holder is an entity, the proxy will survive the merger or reorganization of the holder or any other entity holding the common stock. The proxy will also survive transfers of the common stock and shall be binding on any transferee. The proxy is granted to the person holding the title of Chief Executive Officer, in his capacity as an officer of the company, and not in his personal capacity, and so would survive his death or removal. Our founder and Chief Executive Officer, in his sole discretion, may assign the voting proxy to any of our future officers.

The voting proxy granted under the subscription agreement terminated in connection with our direct listing.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide that we will hold harmless and indemnify each indemnitee against all expenses and losses actually and reasonably incurred by him or her by reason of the fact that he or she is or was our director, officer, employee, or agent, or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, in each case, to the fullest extent permitted under applicable law.

Registration Rights Agreement with Bradley Burnam

In connection with our direct listing, we entered into a registration rights agreement with Bradley Burnam, our founder and Chief Executive Officer. Under the terms of this agreement, Bradley Burnam is entitled to request that we register his shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” Bradley Burnam is also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. In the event that we propose to register any of our securities under the Securities Act, either for our account or for the account of Mr. Burnam, certain of our existing equity holders will be entitled to certain piggyback registration rights allowing each to include its shares in the registration, subject to certain marketing and other limitations. See the section titled “Description of Capital Stock - Share Purchase Agreement - Registration Rights.”

We agreed to pay all registration expenses (including certain expenses of counsel for selling stockholders) in connection with effecting any demand registration and piggyback registration. These registration rights are also for the benefit of any permitted transferees of registrable securities; provided that any particular securities will cease to be registrable securities if (i) they have been registered and sold pursuant to an effective registration statement, (ii) they have been transferred in a transaction in which the registration rights are not assigned, (iii) they are sold pursuant to Rule 144 under the Securities Act without limitation thereunder with respect to holding period requirements, volume or manner of sale and the holder of such securities does not beneficially own more than 1% of our outstanding common stock, or (iv) they have ceased to be outstanding.

Stockholders Agreement with Bradley Burnam

In connection with our direct listing, we entered into a stockholders agreement with our founder and Chief Executive Officer, Bradley Burnam, and his affiliated entity, BEB Holdings LLC. The stockholders agreement provides that for so long as Mr. Burnam beneficially owns at least 10% of the issued and outstanding shares of our common stock, certain actions by us will require the approval of Mr. Burnam in addition to any other required vote by our board of directors or stockholders, including, among others:

●	any transaction or series of related transactions resulting in the merger, consolidation or sale of all, or substantially all, of our assets; any dissolution, liquidation or reorganization (including filing for bankruptcy) or any acquisition of any asset for consideration in excess of 20% of our total assets;

●	any transaction or series of related transactions resulting in the issuance of equity securities, or any other ownership interests, for consideration exceeding $50 million, other than under any equity incentive plan that has received the prior approval of our board of directors;

●	any amendments to our certificate of incorporation or bylaws;

●	the incurrence, guarantee, assumption or refinancing of indebtedness, or grant of a security interest, in each case in excess of 20% of our total assets (or that would cause aggregate indebtedness or guarantees thereof to exceed 20% of our total assets);

●	any capital or other expenditure in excess of 20% of our total assets;

●	the declaration or payment of dividends on our common stock;

●	the adoption of any “poison pill” or similar shareholder rights plan; and

●	any hiring, termination, or replacement of, or establishing the compensation or benefits payable to, or making any other significant decisions relating to the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer or any other senior management or key employee.

Policy Concerning Related Party Transactions

In connection with our direct listing, our board of directors adopted a written policy for the review of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) or any proposed transaction, arrangement, or relationship, in which we are or will be a participant and in which a related party has or will have a direct or indirect material interest and the aggregate amount involved exceeds $120.0 thousand. If a related party proposes to enter into such a transaction, arrangement or relationship, which we refer to as a related-party transaction, such related party will be required to report the proposed related-party transaction to our audit committee. The policy calls for the proposed related-party transaction to be reviewed and, if deemed appropriate, approved by the audit committee. In approving or rejecting such proposed transactions, the audit committee is required to consider relevant facts and circumstances. The audit committee will approve only those transactions that, in light of known circumstances, are deemed to be in our best interests. In the event that any member of the audit committee is not a disinterested person with respect to the related-party transaction under review, that member will be excluded from the review and approval or rejection of such related-party transaction. If we become aware of an existing related-party transaction which has not been approved under the policy, the matter will be referred to the audit committee. The audit committee will evaluate all options available, including ratification, revision, or termination of such transaction. In the event that management determines that it is impractical or undesirable to wait until a meeting of the audit committee to consummate a related-party transaction, the chair of the audit committee may approve such transaction in accordance with the related-party transaction policy. Any such approval must be reported to the audit committee at its next regularly scheduled meeting.

Director Independence

Our board has determined that each of Andrew Gengos, Arthur Golden, Dr. Kent Kester and Martin Dewhurst, is independent under applicable Nasdaq listing standards. In making this determination, our board considered the relationships that each non-employee director has with the Company and all other facts and circumstances that our board deemed relevant in determining their independence, including beneficial ownership of our common stock.

Each of our audit committee, compensation committee and nominating and corporate governance committee are composed entirely of independent directors.

Item 14. Principal Accountant Fees and Services

Effective March 31, 2025, SetApart Accountancy Corp (“SetApart”) was dismissed as our independent accountant. Our board of directors recommended the dismissal of the Former Auditor. Effective April 1, 2025, our board of directors appointed WithumSmith+Brown, PC (the “Withum”) as our new independent registered public accounting firm.

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information regarding the fees billed by Withum during the fiscal year ended December 31, 2025.

(in thousands)	2025
Audit Fees (1) (2)	$351,000
Audit Related Fees(3)	-
Tax Fees(4)	-
All Other Fees (5)	-
Total Fees	$351,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Represents fees billed or expected to be billed by Withum to the Company for the year ended December 31, 2025. Includes fees paid by the Company for the 2023 and 2024 audits which were performed concurrently during the year ended December 31, 2025 and the 2025 quarterly review fees.

(3)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.”

(4)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(5)	All Other Fees. All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Policy

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2025 fiscal year, no services were provided to us by Withum other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report

(1)	All financial statements

*	WithumSmith+Brown, PC, PCAOB Firm ID No. 100

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report

(3)	Exhibits required by Item 601 of Regulation S-K

The following documents are filed as exhibits to this registration statement:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875))
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875))
4.1	Form of Warrant of the Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form S-1 filed with the SEC on October 9, 2025 (File No. 333-290800))
4.2*	Description of Securities
10.1	Amended and Restated Share Purchase Agreement, dated as of August 29, 2025, by and among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 filed with the SEC on August 29, 2025 (File No. 333-289972))
10.2	Amended and Restated Registration Rights Agreement, dated as of August 29, 2025, by and among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 filed with the SEC August 29, 2025 (File No. 333-289972))
10.3§	Employment Agreement with Bradley Burnam, dated as of September 15, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875))
10.4§	Employment Agreement with Zuraiz Chaudhary, dated as of September 15, 2025 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875))
10.5§	2025 Omnibus Incentive Plan, dated as of September 29, 2025 (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 filed with the SEC on September 16, 2025 (File No. 333-289972))
10.6§	2024 Equity Incentive Plan, dated as of July 8, 2024 (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-1 filed with the SEC on August 29, 2025 (File No. 333-289972))
10.7§	2018 Stock Option Plan, dated as of October 12, 2018 and amended as of July 8, 2024 (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 filed with the SEC on August 29, 2025 (File No. 333-289972))
10.8§	Form Stock Option Notice and Grant Agreement (2018 Stock Option Plan) (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-1 filed with the SEC on August 29, 2025 (File No. 333-289972))
10.9#†	Platform Intellectual Property License Agreement, by and among the Company and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1 filed with the SEC on August 29, 2025 (File No. 333-289972))
10.10	Registration Rights Agreement, dated as of September 11, 2025, by and between the Company and Bradley Burnam (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875)).
10.11	Stockholders Agreement, dated as of September 11, 2025, by and among the Company, Bradley Burnam and BEB Holdings LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875))

10.12	Side Letter to Purchase Agreement, dated as of September 24, 2025, by and among the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 filed with the SEC on September 24, 2025 (File No. 333-289972))
10.13†#	Material Supply and Development Agreement, dated October 27, 2025, by and between Turn Therapeutics, Inc. and Medline Industries, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 28, 2025 (File No. 001-42875)).
14.1*	Code of Business Ethics and Conduct
16.1	Letter from SetApart Accountancy Corp (incorporated by reference to Exhibit 16.1 to our Current Report on Form S-1 filed with the SEC on October 9, 2025 (File No. 333-290800))
19.1*	Insider Trading Policy
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to our registration statement on Form S-1 filed with the SEC on August 29, 2025 (File No. 333-289972))
23.1*	Consent of WithumSmith+Brown, PC
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) customarily and actually treated by the registrant as private or confidential and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
†	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
§	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Turn Therapeutics, Inc.:

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Turn Therapeutics, Inc. (formerly, “Global Health Solutions Inc.”) (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025 and 2024, in conformity with principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations since inception, has an accumulated deficit, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Turn Therapeutics, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Turn Therapeutics, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as Turn Therapeutics, Inc.'s auditor since 2025.

Whippany, New Jersey

March 31, 2026

PCAOB ID Number 100

TURN THERAPEUTICS INC.

Consolidated Balance Sheets

	As at December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$5,076,144	$872,599
Prepaid expenses and other current assets	120,300	225,325
Total current assets	5,196,444	1,097,924
Right-of-use asset	78,620	120,452
Intangible assets, net	922,171	821,931
Deferred offering cost, net	5,956,424	-
Security deposit	8,582	8,582
TOTAL ASSETS	$12,162,241	$2,048,889

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,928,728	$667,272
Derivative liability instrument	3,028,401	-
Current portion of operating lease liability	46,295	40,660
Total current liabilities	6,003,424	707,932
Operating lease liability, net of current portion	34,081	80,376
Deferred revenue	1,438,013	1,438,013
TOTAL LIABILITIES	7,475,518	2,226,321
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 500 million and 40 million shares authorized at December 31, 2025 and 2024, respectively; 29,445,183 and 26,845,690 shares issued at December 31, 2025 and 2024*, respectively	2,943	2,684
Additional paid-in capital	28,143,873	19,015,897
Subscription receivable	(1,070,000)	-
Accumulated deficit	(22,390,093)	(19,196,013)
Total stockholders’ equity (deficit)	4,686,723	(177,432)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,162,241	$2,048,889

*	Retroactively adjusted for 2-for-1 forward stock split.

See accompanying notes to consolidated financial statements.

TURN THERAPEUTICS INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024
Operating expenses:
General and administrative	$5,593,078	$1,551,168
Research and development	265,570	245,956
Total operating expenses	5,858,648	1,797,124
Loss from operations	(5,858,648)	(1,797,124)

Other income:
Net gain from change in fair value of derivative liability instrument	2,574,971	-
Gain from change in fair value of forward contract liability	380,442	-
Amortization of deferred offering cost	(496,948)	-
Interest income	29,583	28,709
Other income	176,520	-
Total other income	2,664,568	28,709
NET LOSS	$(3,194,080)	$(1,768,415)

Basic and diluted net loss per common share	$(0.12)	$(0.07)
Weighted-average common shares outstanding, basic and diluted	27,716,045	26,643,432

See accompanying notes to consolidated financial statements.

TURN THERAPEUTICS INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares*	Amount*	Capital	Receivable	Deficit	Equity (Deficit)
As at December 31, 2023	26,494,482	$2,649	$17,510,717	$-	$(17,427,598)	$85,768
Issuance of common stock under regulation Crowdfunding, net of issuance costs	351,208	35	1,152,347	-	-	1,152,382
Stock-based compensation expense	-	-	352,833	-	-	352,833
Net loss	-	-	-	-	(1,768,415)	(1,768,415)
As at December 31, 2024	26,845,690	2,684	19,015,897	-	(19,196,013)	(177,432)
Issuance of common stock under Regulation Crowdfunding, net of issuance costs	215,972	22	777,781	-	-	777,803
Issuance of common stock under Regulation A+, net of issuance costs	83,610	8	280,484	-	-	280,492
Issuance of common stock under Regulation D, net of issuance costs	800,720	80	2,860,819	-	-	2,860,899
Issuance of stock in exchange for advisor services	54,466	5	249,995	-	-	250,000
Issuance of common stock upon exercise of warrants	47,620	4	234	-	-	238
Issuance of common stock for draw-down notice, net of issuance cost	1,235,200	124	3,689,434	(1,070,000)	-	2,619,558
Issuance of common stock for deferred offering cost	161,905	16	849,984	-	-	850,000
Stock-based compensation expense	-	-	419,245	-	-	419,245
Net loss	-	-	-	-	(3,194,080)	(3,194,080)
As at December 31, 2025	29,445,183	$2,943	$28,143,873	$(1,070,000)	$(22,390,093)	$4,686,723

*	Retroactively adjusted for 2-for-1 forward stock split.

See accompanying notes to consolidated financial statements.

TURN THERAPEUTICS INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,194,080)	$(1,768,415)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52,746	47,483
Stock-based compensation expense	419,245	352,833
Non-cash operating lease expense	1,172	8,650
Common stock issued in exchange for services	250,000	-
Net gain from change in fair value of derivative liability instrument	(2,574,971)	-
Gain from change in fair value of forward contract liability	(380,442)	-
Amortization of deferred offering cost	496,948	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	105,025	(204,505)
Accounts payable and accrued expenses	2,261,456	202,649
Net cash used in operating activities	(2,562,901)	(1,361,305)

Cash flows from investing activities:
Purchases of intangible assets	(152,986)	(99,475)
Net cash used in investing activities	(152,986)	(99,475)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	6,919,432	1,152,382
Net cash provided by financing activities	6,919,432	1,152,382

Net increase (decrease) in cash and cash equivalents	4,203,545	(308,398)
Cash and cash equivalents at beginning of year	872,599	1,180,997
Cash and cash equivalents at end of year	$5,076,144	$872,599

Supplemental disclosure of non-cash activities
Right-of-use asset acquired against lease liability	$-	$133,615
Common stock issued for deferred offering cost	$850,000	$-
Settlement of forward contract liability for sale of shares to GEM pursuant to Initial Draw Down Notice	$380,442	$-
Issuance of warrant under Share Purchase Agreement for deferred offering costs	$5,603,372	$-

See accompanying notes to consolidated financial statements.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

We were formed in Delaware in January 2015 as Global Health Solutions, LLC. In October 2018, we converted into a Delaware corporation under the name Global Health Solutions, Inc., and in September 2025, we changed our corporate name to Turn Therapeutics Inc. (hereinafter referred to as the “Company”, “we”, “us” or “our”). Our corporate headquarters are located in Westlake Village, California.

We are a clinical-stage biotechnology and medical device development company built around our proprietary platform technology called PermaFusion® designed to enhance drug performance. Our primary drug development programs focus on dermatological diseases, including moderate to severe eczema and onychomycosis. We also have a portfolio of Food and Drug Administration (“FDA”) cleared medical devices. We are also developing an intranasal vaccine with sufficient thermostability for rapid deployment for pandemic response.

Direct Listing

On October 8, 2025, we completed direct listing of our common stock on Nasdaq (the “Direct Listing”) under the ticker symbol TTRX.

2.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and reflect the operations of the Company and our wholly owned subsidiary. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). All material intercompany accounts and transactions have been eliminated in consolidation.

2-for-1 Forward Stock Split

On September 11, 2025, our board of directors (“Board”) approved a 2-for-1 forward stock split (the “Stock Split”) of our common stock upon the effectiveness of our registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) and our Amended and Restated Certificate of Incorporation filed with the State of Delaware.

On September 30, 2025, our registration statement on Form S-1 was declared effective by the SEC and our Amended and Restated Certificate of Incorporation was filed with the State of Delaware giving effect to a 2-for-1 forward split of our common stock.

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained herein have been adjusted to reflect the effect of the Stock Split for all prior periods presented. Proportionate adjustments were made to exercise prices and the number of shares issuable under our equity incentive plans and outstanding warrants.

The impacts of the Stock Split were applied retroactively for all periods presented in accordance with applicable guidance and therefore, amounts may differ from those previously reported.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Stock Split retroactively adjusted for the periods previously presented:

	December 31, 2024
	As Previously Reported	Impact of Stock Split	As Revised
Common stock - shares	13,422,845	13,422,845	26,845,690
Common stock - amount	$1,342	$1,342	$2,684
Additional paid-in capital	$19,017,239	$(1,342)	$19,015,897

Liquidity and Going Concern

As of December 31, 2025, we had approximately $5.1 million of cash and cash equivalents and working capital of approximately $2.2 million (excluding the derivative liability). We have a relatively limited operating history, and the revenue and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operations since inception and, as of December 31, 2025, we had an accumulated deficit of $22.4 million. During the year ended December 31, 2025, we incurred a net loss of $3.2 million and had cash out flows from operations of $2.6 million. We will continue to incur costs and expenses related to our ongoing operations until we successfully commercialize, develop, obtain regulatory approval for and gain market acceptance of products and product candidates and achieve revenues adequate to support our operations.

From inception through December 31, 2025, we have funded our operations primarily with proceeds from the sale of common stock, including through exempt offerings under Regulation Crowdfunding, Regulation A+ and Regulation D, draw-down from our Share Purchase Agreement (Note 7) as well as through proceeds from license and collaboration agreements. Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that these audited consolidated financial statements as of December 31, 2025 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern.

As we continue to pursue our business plan, we expect to finance our operations through potential public or private equity offerings, including future draw-downs under our Share Purchase Agreement (Note 7), proceeds from executed debt financing (Note 15), and additional debt financings or other capital sources, including current or potential future collaborations, licenses and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to us on acceptable terms, if at all. If events or circumstances occur such that we are not able to obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as reductions in staff and the need to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, results of operations or financial condition.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, fair value estimates of warrants and other derivative liabilities, and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may materially differ from these estimates and assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject us to significant concentration of credit risk consist of cash and cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to significant credit risk due to the nature of the instruments held in the depository institutions. As of December 31, 2025 and 2024, cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits by $4.5 million and $0.3 million, respectively.

The majority of our accounts payable and accrued expenses are concentrated with one vendor having balance of approximately $1.5 million which represents approximately 51% of our accounts payable and accrued expenses as of December 31, 2025. The amount owed to two majorly concentrated vendors as of December 31, 2024 was approximately $0.3 million and $0.1 million which represent approximately 65% of our accounts payable and accrued expenses.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2025 and 2024, we had cash and cash equivalent balances deposited at multiple major financial institutions.

Intangible Assets

We capitalize costs associated with obtaining patents and trademarks. Intangible assets are amortized over the estimated useful life of 20 years and trademark costs are indefinitely lived.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, which consist of property and equipment and identifiable intangibles, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset or eventual disposal. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, we have not recorded any impairment losses on long-lived assets.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Research and Development Expenses

Research and development expenses are composed of both internal and external costs. Internal costs include salaries and employment-related expenses of scientific personnel and direct project costs. External research and development expenses consist primarily of costs associated with clinical and non-clinical development programs and are charged to expenses as incurred.

We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs primarily represent costs incurred by contract research organizations and clinical trial sites. We analyze the progress of the clinical trial, including levels of subject enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers and our estimates of accrued expenses based on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.

Revenue Recognition

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to a customer.

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

License Rights — If the license to our intellectual property (IP) is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, we consider relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether it is separately identifiable from the remaining promises.

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

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

If the license is the predominant promise, and it is determined that the license represents functional IP, revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional IP, revenue is recognized over time using an appropriate method of measuring progress.

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

Income Taxes

We are taxed as a “Corporation” for both federal and state income tax purposes. We account for income taxes using the asset and liability approach promulgated by ASC 740, Income Taxes, for financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce the deferred tax assets to an amount expected to be realized.

We are required to evaluate the tax positions taken in the course of preparing tax returns to determine whether tax positions will more likely than not be substantiated by the tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold are recorded as a tax expense. The amount recognized is subject to estimate and judgement with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual or all uncertain tax position(s) could differ from the amount that is initially recognized. We recognize interest and/or penalties related to tax matter as income tax expense.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Leases

At the inception of a contractual agreement, we determine whether the contract is or contains a lease, by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, we record the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain, at inception, that we will exercise that option. Additionally, we evaluate leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease.

Operating lease assets represent our right to use an underlying asset for the lease term (Right-of-use assets) and operating lease liabilities represent our obligation to make lease payments arising from the lease. The lease payments used to determine our operating lease assets may include lease incentives, stated rent increases and escalation clauses, when determinable, and are recognized in determining our Right-of-use assets.

Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheets at the commencement date of the lease based on the present value of lease payments over the expected lease term. We exclude short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election. Variable lease payments are amounts owed by us to a lessor that are not fixed, such as reimbursement for common area maintenance costs for our office lease; and are expensed when incurred. Operating right-of-use assets are reflected in right-of-use asset in the accompanying consolidated balance sheets. Operating lease liabilities are reflected in operating lease liability, current and non-current in the accompanying consolidated balance sheets.

Financing leases are treated similarly to operating leases except that the asset subject to the lease is included in the appropriate fixed asset category, rather than recorded as a Right-of-use asset, and depreciated over its estimated useful life, or lease term, if shorter.

Stock-Based Compensation

We account for stock-based compensation for both employees and non-employees in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions.

Warrants

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity, we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. As of December 31, 2025 and 2024, 0 and 87,744 outstanding warrants, respectively, were classified as equity.

A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized immediately in the consolidated statements of operations. As of December 31, 2025 and 2024, 1,192,207 and no outstanding warrants, respectively, were classified as liabilities.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Derivatives

Derivative financial instruments, including the liability instrument, are recorded at fair value on the consolidated balance sheets. Liabilities classified as derivatives are remeasured at their fair value at each reporting date, with decreases or increases in the fair value recognized as other gain or loss, respectively, within the consolidated statements of operations. Equity classified derivatives are not remeasured at each reporting date. If a liability classified derivative becomes eligible for reclassification to an equity classified derivative, any gains or losses recognized up to the point of reclassification are not reversed.

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price we would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy or levels that prioritizes the inputs to valuation techniques used to measure fair value.

These levels, in order of the highest to lowest priority, are described below:

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

Net Loss Per Share

We calculate basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Warrants issued in 2017 and outstanding as of December 31, 2024 were considered outstanding shares in the basic earnings per share calculation for the year ended December 31, 2024 given their nominal exercise price. The net loss attributable to common stockholders is not allocated to the warrant holders as the holders of warrants do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

Our potentially dilutive securities, including outstanding stock options under our equity incentive plans and warrants with exercise prices that are not nominal, have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. ASC 850, Related Party Disclosures (ASC 850), requires that transactions with related parties that would make a difference in decision-making shall be disclosed so that users of the financial statements can evaluate their significance.

Emerging Growth Company Status

We qualify as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an EGC. We may take advantage of these exemptions until we are no longer an EGC under Section 107 of the JOBS Act, and we have elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.

Recently Adopted Accounting Principles

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. We adopted the guidance in the fiscal year beginning January 1, 2025, and the adoption had no material impact on our consolidated financial statements.

Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, among other things, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of those accounting pronouncements have had or will have a material impact on our financial position or operating results.

3.	FAIR VALUE MEASUREMENTS

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.

The following tables presents the financial instruments carried at fair value on a recurring basis:

	As at December 31, 2025
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$4,027,862	$-	$-	$4,027,862

Liabilities
Derivative liability instrument	$-	$-	$3,028,401	$3,028,401

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

	As at December 31, 2024
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$498,286	$-	$-	$498,286

Liabilities
Derivative liability instrument	$-	$-	$-	$-

As of December 31, 2024, derivative liability instrument includes contingent warrant liability and the contingent put option liability as a single unit of account under the Share Purchase Agreement (Note 7). We measured derivative liability instrument to be immaterial as of December 31, 2024. The warrant liability and forward contract liability were contingent upon a public listing of our common stock on a stock exchange event, and is classified within Level 3 of the value hierarchy because the liability was based upon a valuation model that used inputs and assumptions including potential outcomes, interest rates, probabilities, and timing. We completed Direct Listing of our common stock on NASDAQ and bifurcated the liability instrument into its separate warrant liability and put contract liability components. The fair value of the Warrant liability to be issued upon completion of the public listing was $5.6 million, and this fair value decreased to $2.8 million at December 31, 2025. The fair value of the put contract liability was $0.2 million at December 31, 2025.

The following table summarizes the activity related to Level 3 financial liabilities for the year ended December 31, 2025:

Derivative Liability Instrument
Fair value at December 31, 2024	$-
Addition to derivative liability for warrants under Share Purchase Agreement	5,603,372
Increase in fair value of put contract derivative under Share Purchase Agreement	202,871
Decrease in fair value of warrant derivative liability	(2,777,842)
Fair value at December 31, 2025	$3,028,401

Upon public listing and as of December 31, 2025, the warrant liability value for the warrant issued to investor under the Share Purchase Agreement (Note 7) was determined using a Monte Carlo simulation. Inputs used in the Monte Carlo simulation are as below:

	As at October 8, 2025	As at December 31, 2025
Risk-free interest rate	3.63%	3.54%
Dividend yield	-	-
Term (years)	3.00	2.77
Annual Volatility	87.1%	94.4%
Closing stock price	$7.00	3.94

Put contract derivative liability as of public listing date was not material. As of December 31, 2025, the put contract derivative liability was remeasured using a Black-Scholes option valuation model, followed by a series of contractual adjustments. Inputs used in Black-Scholes model for valuation as of December 31, 2025 were as follows:

As at December 31, 2025
Risk-free interest rate	3.61%
Dividend yield	-
Term (years)	2.77
Annual Volatility	87.70%
Closing stock price	3.94

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

4.	INTANGIBLE ASSETS

The following table summarizes our intangible assets, net:

	As at December 31, 2025			As at December 31, 2024
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Finite-lived assets:
Intangible asset - Patents	$1,146,743	$(257,530)	$889,213	$993,758	$(204,785)	$788,973
Total finite-lived assets	1,146,743	(257,530)	889,213	993,758	(204,785)	788,973
Indefinite-lived assets - Trademarks	32,958	-	32,958	32,958	-	32,958
Total intangible assets	$1,179,701	$(257,530)	$922,171	$1,026,716	$(204,785)	$821,931

Amortization Expense

Aggregate amortization expense related to finite-lived intangible assets was approximately $53 thousand and $47 thousand for the years ended December 31, 2025 and 2024, respectively, primarily included in general and administrative expenses on our consolidated statements of operations.

The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of December 31, 2025:

Amount
2026	$57,337
2027	57,337
2028	57,337
2029	57,337
2030	57,337
Thereafter	602,528
Total	$889,213

5.	LEASES

Operating Lease

We have a single lease for our headquarters, which includes office space in Westlake Village, California. The lease commenced in September 2021 and was set to expire in August 2024. In August 2024, we signed an amendment to the lease agreement for the same office space with a new expiration set to be in August 2027. Monthly payments under the amended lease range from $4.11 thousand to $4.40 thousand.

The aggregate minimum annual lease payments under the operating leases in effect as of December 31, 2025 were:

Amount
2026	$51,669
2027	35,240
Thereafter	-
Total minimum lease payments	86,909
Less: Present value discount	(6,533)
Present value of operating lease liabilities	80,376
Less: Current portion of operating lease liability	(46,295)
Operating lease liability, net of current portion	$34,081

The lease had a remaining term of 1.7 years and 2.7 years as of December 31, 2025 and 2024, respectively. The lease liability was calculated based on a weighted-average discount rate of 9% as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, we made cash payments for amounts included in the measurement of lease liabilities of $49.92 thousand and $42.19 thousand, respectively.

6.	CAPITALIZATION AND EQUITY TRANSACTIONS

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, 29,445,183 and 26,845,690 shares of our common stock were issued and outstanding, respectively.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with par value of $0.0001 per share. As of December 31, 2025 and 2024, no shares of our preferred stock were issued and outstanding.

2024 Crowdfunding Offering

In May 2024, we launched a crowdfunding campaign pursuant to Regulation Crowdfunding with StartEngine as our registered platform. We were offering common stock to accredited and non-accredited investors with an offering price of $4.59. The offering closed on March 15, 2025. During the years ended December 31, 2025 and 2024, we sold 215,972 and 351,208 shares of common stock, respectively. Net proceeds from the offering during the years ended December 31, 2025 and 2024 were approximately $0.78 million and $1.15 million, respectively.

2025 Regulation A+ Offering

On March 31, 2025, the SEC qualified our Regulation A+ offering with StartEngine as our registered platform. We were offering common stock to accredited and non-accredited investors with an offering price of $5.63. The offering closed on June 27, 2025, and we sold 83,610 shares of our common stock with par value of $0.0001 and received net proceeds of $0.3 million, net of offering costs and platform fees.

2025 Regulation D Offering

In March 2025, our Board authorized a private offering pursuant to Regulation D. We were offering common stock to accredited investors with a minimum investment of $100,000, an offering price of $4.59 per share and certain warrants with an exercise price of $0.005. The offering closed on June 27, 2025, and we issued 596,478 shares of our common stock and received gross proceeds of approximately $2.7 million. All the investors in this offering simultaneously exercised the warrants, and we issued 178,990 shares of our common stock upon exercise of warrants for cash proceeds of approximately $900.

On October 23, 2025, we issued 25,252 shares of common stock, in aggregate, to a director and an officer at the closing market price of $4.95 per share on October 23, 2025. The gross proceeds from the issuance of shares were approximately $0.1 million.

Shares Issued in Exchange for Advisory Services

In March 2025, we engaged Clear Street LLC (“Clear Street”) as an exclusive financial advisor for certain services, including advisory services, with respect to listing of our common stock on a registered stock exchange. As part of the engagement, we issued 54,466 shares of our common stock to Clear Street for advisory services amounting to approximately $0.25 million. The related expense was recorded as period cost in general and administrative expenses.

Warrant Grants, Exercises, Expirations and Modifications

In 2017, we issued warrants to a certain investor to purchase 47,620 our common stock at an exercise price of $0.005. Upon conversion to a Corporation in 2018, the warrants were amended to purchase 47,620 shares of common stock with all other terms and conditions being unchanged. In 2025, the warrants were exercised and converted into 47,620 shares of our common stock.

In 2022, we issued warrants to a certain party, as success fee for issuance and conversion of convertible notes, to purchase 40,124 shares of our common stock at an exercise price of $3.25.

The fair value of the warrants issued in 2017 and 2022 was estimated on the grant date using the Black-Scholes option pricing model, and the related expense was recognized on the grant date as the warrants did not have a vesting period.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

We evaluated the terms of the warrants issued in 2017 and 2022 and determined that they should be classified as equity instruments within additional paid-in capital.

Upon Direct Listing, we issued warrants to certain investor under the Share Purchase Agreement (Note 7) to purchase 1,192,207 shares of our common stock at an exercise price of $5.03.

As of December 31, 2025, the following common stock warrants were outstanding:

Number of Common Shares	Exercise price	Expiration
underlying warrants	per share	date
40,124	$3.25	July 29, 2029
1,192,207	$5.03	October 8, 2028

The weighted-average exercise price of all outstanding warrants as of December 31, 2025 is $4.97. All outstanding warrants are exercisable by the holder by payment in cash of the stated exercise price per share or through cashless exercise.

Reserved Shares

We had the following shares of common stock reserved for future issuance:

	As at December 31,
	2025	2024
Subject to outstanding options under the Amended and Restated 2018 Stock Option Plan, 2024 Stock Option Plan and 2025 Omnibus Incentive Plan	1,942,184	1,679,054
Subject to outstanding RSUs under the 2025 Omnibus Incentive Plan	40,000	-
Subject to exercise of outstanding warrants	1,232,331	87,744
Available for future grants under the Amended and Restated 2018 Stock Option Plan	-	-
Available for future grants under the 2024 Stock Option Plan	697,816	720,946
Available for future grants under the 2025 Omnibus Incentive Plan	2,720,000	-
	6,632,331	2,487,744

As of December 31, 2025, we have 463,922,486 authorized shares of our common stock not subject to reserves and available for future issuance.

7.	SHARE PURCHASE AGREEMENT

In December 2024, we entered into a share purchase agreement with a certain investor for the sale of our common stock of up to $75.0 million (the “Aggregate Limit”) contingent upon us achieving a public listing of its common stock. The agreement allows us to issue common stock to the investor, within three (3) years from public listing, at 90% of the average daily closing price during the draw-down pricing period and the draw-down amount not exceeding 300% of the average trading volume of 15 days immediately preceding the draw-down exercise date. The agreement allows us to put restrictions on stock sales volume by investor, prohibitions on short selling by investor and us being able to set a threshold ‘floor’ price during draw-down periods.

In April 2025, the Share Purchase Agreement was amended to increase the Aggregate Limit from $75.0 million to $85.0 million with the additional $10.0 million available only via a day-one draw-down (the “Initial Draw-Down”). Moreover, the draw-down pricing period for Initial Draw-Down was reduced to 10 trading days with the investor having an option to shorten with six (6) hours’ notice to us. The Initial Draw-Down amount with reduced draw-down pricing period was capped at $10.0 million.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

In August 2025, the Share Purchase Agreement was further amended to make changes to the registration rights of the investor and the timing of such registrations. This amendment did not materially change any key terms including the Aggregate Limit, the commitment fee, underlying warrants issuable under the agreement and the draw-down pricing and timing including the initial draw-down.

On the public listing date, we issued a warrant to the investor granting the right to purchase 1,192,207 shares of our common stock representing 4% of the total equity interest at an exercise price of $5.03. The warrant was recognized at fair value on the issuance date as a derivative liability using a Monte Carlo valuation method with offsetting debit deferred offering cost asset recorded on the consolidated balance sheets. The fair-value of the warrant was remeasured as of December 31, 2025 using the same valuation methodology, and the resulting gain was recognized in consolidated statement of operations. The deferred offering cost is being amortized on straight-line basis over the term of the agreement with related expense being recorded in consolidated statement of operations. During the year ended December 31, 2025, approximately $0.5 million was recognized as amortization of deferred offering cost. Future amortization expense in 2026, 2027 and 2028 will be approximately $1.87 million, $1.87 million and $1.40 million, respectively.

The investor was also entitled to a 1% commitment fee of the Aggregate Limit, either in cash or common stock, which was settled through issuance of 161,905 shares of our common stock. The commitment fee was initially recorded on the consolidated balance sheet as a deferred offering cost which shall be amortized subsequently as we draw-down amounts under the share purchase agreement. During the year ended December 31, 2025, approximately $0.03 million was recognized as amortization of deferred offering cost. We expect the future amortization expense in 2026, 2027 and 2028 to be $100 thousand, $320 thousand and $400 thousand, respectively.

On October 31, 2025, we issued the Initial Draw-Down Notice for 1,235,200 shares of common stock to investor and the draw-down period for the initial draw-down was extended from 10 trading days to 30 trading days by mutual agreement between us and the investor. The investor advanced us $3.0 million. On closing date of the initial draw-down notice, i.e., December 15, 2025, the investor accepted 1,235,200 shares at a closing price of approximately $3.29 per share resulting in gross proceeds of $4.07 million, of which $1.1 million is recorded as subscription receivable as of December 31, 2025 and $3.0 million was received as advance on October 31, 2025.

Upon issuance of Initial Draw-Down Notice on October 31, 2025, we recorded $0.47 million fair value of forward contract liability. The fair value of the forward contract was remeasured to a $0.4 million asset at December 15, 2025, the closing date of Initial Draw-Down Notice and the forward contract liability was eliminated.

8.	STOCK-BASED COMPENSATION

Stock Option Plans

2018 Stock Option Plan

In 2018, the Board authorized the Stock Option Plan (which may be referred to as the “2018 Plan”). 2,000,000 shares of our common stock were originally reserved to be issued under the Plan and in July 2024, the Board amended the 2018 Plan to decrease the shares reserved to 1,508,934. As of December 31, 2025, no options were available for grant under the 2018 Plan and 1,508,934 shares of our common stock were outstanding under the 2018 Plan subject to option exercise by the holders.

2024 Stock Option Plan

In 2024, the Board authorized a new Stock Option Plan (which may be referred to as the “2024 Plan”). 891,066 shares of our common stock were reserved to be issued under the 2024 Plan, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. As of December 31, 2025, 697,816 options to purchase shares of our common stock were available for grant and 193,250 shares of our common stock were outstanding under the 2024 Plan subject to option exercise by the holders and vesting restrictions.

2025 Omnibus Incentive Plan

In September 2025, the Board authorized 2025 Omnibus Plan (which may be referred to as the “2025 Plan”). 3,000,000 shares of our common stock were reserved to be issued under the 2025 Plan, which provides for the grant of shares of stock options, restricted stock units and other equity-based instruments to employees, directors, non-employee directors and consultants among others. As of December 31, 2025, 2,720,000 shares of our common stock were available for grant and 240,000 shares of our common stock were outstanding under the 2025 Plan subject to option exercise by the holders and vesting restrictions.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

The following table summarizes option activity for the years ended December 31, 2025 and 2024:

	Options	Weighted-Average Exercise Price per Share (USD)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (USD)
Outstanding at January 1, 2024	1,763,402	$2.86	5.58	$2,000,000
Granted	220,150	4.59	-	-
Exercised	-	-	-	-
Cancelled/expired	(304,498)	7.32	-	-
Outstanding at December 31, 2024	1,679,054	$2.28	4.60	$3,876,925
Exercisable at December 31, 2024	1,576,952	$2.43	4.60	$3,876,925
Granted	303,160	8.87	-	-
Exercised	-	-	-	-
Cancelled/expired	(40,030)	4.59	-	-
Outstanding at December 31, 2025	1,942,184	$3.26	4.42	$8,075,661
Exercisable at December 31, 2025	1,619,969	$3.91	4.42	$8,075,661

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model with the following assumptions to estimate the stock-based compensation expense:

	As at December 31
	2025	2024
Risk-free interest rate	3.82% - 4.43%	4.25%
Dividend yield	-	-
Expected holding period (years)	5.69	5.45
Weighted-average volatility	90.52%	79.46%
Estimated forfeiture rates for options granted	-	-

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of our employee stock options.

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

We determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ stock. We will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that our common stock has enough market history to use historical volatility. Forfeitures are recognized as incurred.

Stock option expense for the years ended December 31, 2025 and 2024, was approximately $0.32 million and $0.35 million, respectively. The stock-based compensation expense is recognized as period cost in general and administrative expenses. As of December 31, 2025, the unrecognized stock-based compensation expense was $1.4 million, which is expected to be recognized over a period of approximately 3.42 years.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Restricted Stock Units

RSUs granted to directors under the plans generally vest over one year. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes RSU activity during the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of January 1, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested restricted stock units as of December 31, 2024	-	$-
Granted	40,000	10.00
Vested	-	-
Forfeited	-	-
Unvested restricted stock units as of December 31, 2025	40,000	$10.00

As of December 31, 2025 and 2024, unrecognized stock-based compensation expense related to RSUs was $0.3 million and $0, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.75 years as of December 31, 2025.

Stock-based compensation expense for the years ended December 31, 2025 and 2024, was $0.1 million and $0, respectively. The stock-based compensation expense is recognized as period costs in general and administrative expenses.

No RSUs vested during the years ended December 31, 2025 and 2024.

9.	INCOME TAXES

We had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2025 and 2024, because we generated net operating losses, and currently we do not believe it is more likely than not that the net operating losses will be realized.

The provision for income tax expense (benefit) for the years ended December 31, 2025 and 2024 was comprised of the following:

	As at December 31,
	2025	2024
Current provision for income taxes:
Federal	$-	$-
State	-	-
Total	-	-

Deferred provision for income taxes:
Federal	(1,288,823)	(305,212)
State	-	709
Total	(1,288,823)	(304,503)
Increase in valuation allowance for income taxes (federal only)	1,288,823	304,503
Total provision for income taxes	$-	$-

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax asset are as follows:

	As at December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryovers	$3,544,688	$2,311,077
Research and development credit carryforwards	34,927	21,027
Stock-based compensation	159,995	60,455
Deferred revenue	301,983	301,983
Operating lease liability	16,879	25,418
Total deferred tax assets	4,058,472	2,719,960
Valuation allowance	(3,938,483)	(2,651,663)
Total deferred tax assets net of valuation allowance	119,989	68,297
Deferred tax liabilities:
Basis differences in property and equipment and intangibles	(103,478)	(43,002)
Operating Right-of-use asset	(16,511)	(25,295)
Total deferred tax liabilities	(119,989)	(68,297)
Net deferred tax asset	$-	$-

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

	Years Ended December 31,
	2025	2024
Computed expected tax benefit	-21.00%	-21.00%
Research and development credit	-0.23%	0.00%
Domestic state and local income taxes, net of federal effect (A.)	-0.03%	0.00%
Increase in state NOL carryovers (A.)	0.03%	0.00%
Tax effect of other non-deductible items	0.00%	0.77%
Change in valuation allowance (federal only)	21.34%	20.03%
Provision to return adjustment	-0.23%	0.00%
Other	0.12%	0.20%
Income tax expense	0.00%	0.00%

(A.) State taxes in Georgia made up the majority (greater than 50 percent) of the tax effect in these categories.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $1.3 million and $0.3 million during the fiscal years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $14.5 million and state net operating loss carryforwards of approximately $7.3 million. Federal net operating loss carryforwards of approximately $14.5 million generated since fiscal years beginning after December 31, 2017 will carry forward indefinitely, but are subject to an 80% taxable income limitation. We also have federal and state research and development tax credit carryforwards of approximately $0.03 million. The federal and state tax credits will expire at various dates beginning with our fiscal year ending December 31, 2042, unless utilized.

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Tax positions that do not meet the recognition threshold are recorded as unrecognized tax benefits. As of December 31, 2025 and 2024, we have not recorded any unrecognized tax benefits.

We file income tax returns in the U.S. federal, and various U.S. state jurisdictions. We are subject to U.S. federal and state income tax examinations by tax authorities for tax years 2018 through 2025 due to net operating losses that are being carried forward for tax purposes, but we are not currently under examination by tax authorities in any jurisdiction.

Our policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively. We incurred no material interest or penalties related to unrecognized tax benefits in the years ended December 31, 2025 or 2024. We do not anticipate any significant changes in our uncertain tax positions within 12 months of this reporting date.

As a result of the One Big Beautiful Bill Act, we are permitted to immediately deduct domestic R&D expenditures incurred in 2025 and future years, rather than capitalizing and amortizing such costs. This change reduces the amount of deductible temporary differences related to unamortized research and development expenditures and, accordingly, reduces the related deferred tax assets. In accordance with ASC 740, we remeasured our deferred tax assets and liabilities as of December 31, 2025, to reflect the impact of the new law. The effect of the remeasurement was immaterial.

10.	LICENSING AGREEMENTS

The following table presents changes in the balances of contract liabilities related to strategic collaboration agreements during the year ended December 31, 2025:

	As at			As at
	December 31, 2024	Additions	Deductions	December 31, 2025
Contract liabilities:
Deferred revenue	$1,438,013	$-	$-	$1,438,013

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

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

We have received $1.00 million milestone payment which was due upon signing of the license agreement and approximately $0.5 million as part of the “Letter of Intent”. The $0.5 million received is to be adjusted from the next milestone payment due upon latest of (i) marketing approval from the FDA, (ii) MiMedx entering into a supply agreement, or (iii) our completion of the regulatory and quality activities. We have concluded that our primary obligation under the contract has not been satisfied, and therefore, the amounts received have been recorded as deferred revenue in the consolidated balance sheets presented.

We are responsible for overseeing, monitoring and coordinating all regulatory actions, communications and filings with, and submissions to the FDA with respect to initial marketing approval. Additionally, upon successful development and commercialization of FleX in the Territory, we are eligible to receive milestone payments of up to $69.6 million and $1.0 million for each additional product developed and commercialized. Furthermore, we are eligible to receive royalty payments on a country-by-country basis based on net sales for the later of ten years or the expiration of patent or regulatory exclusivity in the jurisdiction.

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

11.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(3,194,080)	$(1,768,415)
Denominator:
Weighted-average common shares outstanding, basic and diluted	27,716,045	26,643,432
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.07)

Our potentially dilutive securities, which include or have included outstanding stock options and certain warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

We excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As at December 31,
	2025	2024
Outstanding options under the Amended and Restated 2018 Stock Option Plan, 2024 Stock Option Plan and 2025 Omnibus Incentive Plan	1,942,184	1,679,054
Outstanding RSUs under the 2025 Omnibus Incentive Plan	40,000	-
Outstanding warrants	1,232,331	40,124
	3,214,515	1,719,178

12.	COMMITMENTS, CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

Contractual Commitments

We enter into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), academic institutions and other third parties for preclinical and clinical research studies, testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon prior written notice, although purchase orders for preclinical materials are generally non-cancellable or have cancellation penalties. Payments due upon cancellation consist primarily of payments for services provided or expenses incurred, including non-cancellable obligations from our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

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

Indemnifications Obligations

We entered into indemnification agreements with our officers and directors that require us to indemnify such individuals for certain events or occurrences while each such officer or director is, or was, serving at our request in such capacity. The maximum potential future payments we could be required to make is, in many cases, unlimited. We have directors’ and officers’ liability insurance coverage that limits its exposure and enables us to recover a portion of any future amounts to be paid.

13.	SEGMENT REPORTING

Our CODM is our Chief Executive Officer. The CODM uses net loss, as reported on our consolidated statements of operations, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

The following table provides the segment expenses and income (loss):

	Years Ended December 31,
	2025	2024
Operating Expenses
Personnel-related expenses	$(1,340,138)	$(866,984)
Research and development expenses	(265,570)	(245,956)
Legal, professional and consulting expenses	(3,324,378)	(364,008)
Corporate expenses	(928,562)	(320,176)
Other Income
Other segment income	2,664,568	28,709
Segment net loss	$(3,194,080)	$(1,768,415)

Other segment income (expense) includes total other income (expense), net on the consolidated statements of operations.

14.	RELATED PARTY TRANSACTIONS

In March 2025, we engaged Davis Polk & Wardwell LLP (“Davis Polk”) for legal advisory services for the public listing of our common stock on a registered stock exchange. On September 30, 2025, Mr. Arthur Golden joined our Board. Mr. Golden is a senior counsel at Davis Polk. During the years ended December 31, 2025 and 2024, legal expenses charged by Davis Polk were $1.5 million and $0, respectively. As of December 31, 2025 and 2024, we have outstanding legal costs of approximately $1.5 million and $0, respectively, payable to Davis Polk.

15.	SUBSEQUENT EVENT

Loan Agreement with Avenue Capital

On March 23, 2026 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) and a Supplement to the Loan and Security Agreement (together with the Loan and Security Agreement, the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with Agent, “Avenue Capital”).

The Loan Agreement makes available to us term loans in an aggregate principal amount of up to $25.0 million with (i) $7.0 million funded on March 24, 2026 (“Tranche 1”), (ii) up to $8.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to, (i) dosing of first patients in a phase 3 trial of Onychomycosis, (ii) raising $10.0 million via equity financing and (iii) positive data in our ongoing phase 2 clinical study of GX-03 for moderate-severe atopic dermatitis (“Tranche 2”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1, and Tranche 2, the “Loans”), to be funded between January 1, 2027 and June 30, 2028, subject to, among other things, (i) our achievement of a certain clinical milestone and (ii) the mutual written agreement between us and the Lender (upon the Lender’s investment committee approval).

The Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.50% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Loans are secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The loan matures on 42 month anniversary from the Closing Date (the “Maturity Date”). The Loan Agreement does not contain any minimum cash requirement or other financial covenants.

TURN THERAPEUTICS INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 And 2024

We will make interest-only payments on the Loans until the 15-month anniversary of the Closing Date, subject to (i) a 9-month extension, so long as Tranche 2 has been funded and (ii) an additional 6-month extension if we achieve the Discretionary Tranche 3 milestone. The Loan principal is repayable in equal monthly installments from the end of interest-only period to the Maturity Date.

We may, at our option at any time, prepay the Loans in their entirety by paying the then-outstanding principal balance and all accrued and unpaid interest on the Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Closing Date, but on or prior to the second anniversary following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Closing Date. We will pay a final payment of 3.75% of the amount funded and outstanding on the earlier of (x) the Maturity Date and (y) the date that we prepay all of the outstanding principal amount of the Loans in full.

On the Closing Date, we paid the Lender a commitment fee of $0.15 million. On the Closing Date, we also issued 342,857 shares of our common stock at no cost to the lender which represent 8.00% of the Tranche 1 and Tranche 2 amounts. The price per share was determined using the 5 days volume weighted-average price calculated on the day prior to closing date. If we draw the Discretionary Tranche 3, we will issue further shares to the lender at no cost which shall equal to 8.00% of the $10.0 million (amount of the Discretionary Tranche 3) at 5 days volume weighted-average price calculated on the day prior to funding of Discretionary Tranche 3.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by us limiting, among other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law including a foreclosure on our assets.

Pursuant to the Loan Agreement, the Lender will have the right to convert initially up to $2.0 million of the outstanding principal of the Loans (the “Conversion Option”) at a price per share equal to 80% of the trading price on the date of conversion, subject to certain terms and conditions, including beneficial ownership limitations. Upon draw-down of Tranche 2, the Conversion Option will be increased by $1.0 million.

In addition, subject to applicable law, the Lender may participate in certain equity financing transactions in an aggregate amount of up to $1.0 million on the same terms, conditions and pricing offered by us to other investors participating in such financing transaction (such right, the “Participation Right”). The Participation Right terminates upon the earlier of the Maturity Date and the repayment in full of all of the obligations under the Loan Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURN THERAPEUTICS INC.

Date: March 31, 2026	By:	/s/ Bradley Burnam
	Name:	Bradley Burnam
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley Burnam	Chief Executive Officer and Chairman	March 31, 2026
Bradley Burnam	(Principal Executive Officer)

/s/ Zuraiz Chaudhary	Chief Financial Officer	March 31, 2026
Zuraiz Chaudhary	(Principal Financial and Accounting Officer)

/s/ Andrew Gengos	Director	March 31, 2026
Andrew Gengos

/s/ Dr. Neil Ghodadra	Director	March 31, 2026
Dr. Neil Ghodadra

/s/ Dr. Kent Kester	Director	March 31, 2026
Dr. Kent Kester

/s/ Arthur F. Golden	Director	March 31, 2026
Arthur F. Golden

/s/ Martin Dewhurst	Director	March 31, 2026
Martin Dewhurst