Form 10-Q
period 2026-03-31
Turn Therapeutics Inc.
filed 2026-05-11
CIK 2023016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 29,788,040 shares of common stock, $0.0001 par value per share, outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Turn Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in US Dollars)

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,217,671	$5,076,144
Prepaid expenses and other current assets	235,171	120,300
Total current assets	11,452,842	5,196,444
Right-of-use asset	67,573	78,620
Intangible assets, net	919,947	922,171
Deferred Offering Cost	6,195,192	5,956,424
Security deposit	8,582	8,582
TOTAL ASSETS	$18,644,136	$12,162,241

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,315,265	$2,928,728
Derivative liability instruments	2,767,462	3,028,401
Current portion of operating lease liability	47,795	46,295
Total current liabilities	5,130,522	6,003,424
Operating lease liability, net of current portion	21,539	34,081
Long-term debt, net	5,936,514	-
Deferred revenue	1,438,013	1,438,013
TOTAL LIABILITIES	12,526,588	7,475,518
Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 500 million shares authorized at March 31, 2026 and December 31, 2025; 29,788,040 and 29,445,183 shares issued at March 31, 2026 and December 31, 2025, respectively	2,977	2,943
Additional paid-in capital	29,475,636	28,143,873
Subscription receivable	-	(1,070,000)
Accumulated deficit	(23,361,065)	(22,390,093)
Total stockholders’ equity	6,117,548	4,686,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,644,136	$12,162,241

See accompanying notes to unaudited condensed consolidated financial statements.

Turn Therapeutics Inc.

Condensed Consolidated Statements of Operations

(Unaudited; in US Dollars)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative	$1,136,709	$375,738
Research and development	109,434	9,259
Total operating expenses	1,246,143	384,997
Loss from operations	(1,246,143)	(384,997)

Other income:
Net gain from change in fair value of derivative liability instrument	697,561	-
Amortization of deferred offering cost	(477,647)	-
Interest income	49,679	5,165
Other income	5,578	51,285
Total other income	275,171	56,450
NET LOSS	$(970,972)	$(328,547)

Basic and diluted net loss per common share	$(0.03)	$(0.01)
Weighted-average common shares outstanding, basic and diluted	29,476,002	26,956,217

See accompanying notes to unaudited condensed consolidated financial statements.

Turn Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in US Dollars)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
As at December 31, 2025	29,445,183	$2,943	$28,143,873	$(1,070,000)	$(22,390,093)	$4,686,723
Issuance of common stock under Avenue Capital Agreement	342,857	34	1,050,933			1,050,967
Cash receipt from stock subscription receivable	-	-	-	1,070,000	-	1,070,000
Stock-based compensation expense	-	-	280,830	-	-	280,830
Net loss	-	-	-	-	(970,972)	(970,972)
As at March 31, 2026	29,788,040	$2,977	$29,475,636	$-	$(23,361,065)	$6,117,548

	Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’
	Shares*	Amount*	Capital*	Receivable	Deficit	Equity
As at December 31, 2024	26,845,690	$2,684	$19,015,897	$-	$(19,196,013)	$(177,432)
Issuance of Stock, net of issuance costs - Reg-CF	215,972	22	777,770			777,792
Issuance of Stock, net of issuance costs - Reg-D	139,436	14	220,286	-	-	220,300
Issuance of Stock in lieu of advisory fees	54,466	5	249,995			250,000
Stock-based compensation expense	-	-	76,597	-	-	76,597
Net loss	-	-	-	-	(328,547)	(328,547)
As at March 31, 2025	27,255,564	$2,725	$20,340,545	$-	$(19,524,560)	$818,710

*	Retroactively adjusted for 2-for-1 forward stock split.

See accompanying notes to unaudited condensed consolidated financial statements.

Turn Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in US Dollars)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(970,972)	$(328,547)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	14,451	12,422
Stock-based compensation expense	280,830	76,597
Common stock issued in exchange for services	-	250,000
Non-cash operating lease effect	-	(620)
Net gain from change in fair value of derivative liability instruments	(697,561)	-
Amortization of deferred offering cost	477,647	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(123,738)	(287,141)
Accounts payable and accrued expenses	(613,464)	(20,769)
Net cash used in operating activities	(1,632,807)	(298,058)

Cash flows from investing activities:
Purchases of intangible assets	(12,227)	-
Net cash used in investing activities	(12,227)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	998,092
Cash receipt from stock subscription receivable	1,070,000	-
Proceeds from Avenue Capital Loan Agreement	6,716,561	-
Net cash provided by financing activities	7,786,561	998,092

Net increase (decrease) in cash and cash equivalents	6,141,527	700,034
Cash and cash equivalents at beginning of the period	5,076,144	872,599
Cash and cash equivalents at end of the period	$11,217,671	$1,572,633

Supplemental disclosure of non-cash activities
Issuance of common stock under Avenue Capital Agreement	$1,050,967	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

We were formed in Delaware in January 2015 as Global Health Solutions, LLC. In October 2018, we converted into a Delaware corporation under the name Global Health Solutions, Inc., and in September 2025, we changed our corporate name to Turn Therapeutics Inc. (hereinafter referred to as the “Company”, “we”, “us” or “our”). Our corporate headquarters are located in Westlake Village, California.

We are a clinical-stage biotechnology and medical device development company built around our proprietary platform technology called PermaFusion® designed to enhance drug performance. Our primary drug development programs focus on dermatological diseases, including moderate-to-severe atopic dermatitis and onychomycosis. We also have a portfolio of Food and Drug Administration (“FDA”) cleared medical devices. We are also developing an intranasal vaccine with sufficient thermostability for rapid deployment for pandemic response.

Direct Listing

On October 8, 2025, we completed direct listing of our common stock on Nasdaq (the “Direct Listing”) under the ticker symbol TTRX.

2.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of our operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2025, has been derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s audited annual financial statements.

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

On September 30, 2025, our registration statement on Form S-1 was declared effective by the SEC and our Amended and Restated Certificate of Incorporation was filed with the State of Delaware giving effect to the Stock Split.

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

Liquidity and Going Concern

As of March 31, 2026, we had approximately $11.2 million of cash and cash equivalents and working capital of approximately $9.1 million (excluding the derivative liability). We have a relatively limited operating history, and the revenue and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operations since inception and, as of March 31, 2026, we had an accumulated deficit of $23.4 million. During the three months ended March 31, 2026, we incurred a net loss of $0.97 million and had cash out flows from operations of $1.6 million. We will continue to incur costs and expenses related to our ongoing operations until we successfully commercialize, develop, obtain regulatory approval for and gain market acceptance of products and product candidates and achieve revenues adequate to support our operations.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

From inception through March 31, 2026, we have funded our operations primarily with proceeds from the sale of common stock, including through exempt offerings under Regulation Crowdfunding, Regulation A+ and Regulation D, draw-downs from our Share Purchase Agreement (Note 5), proceeds from debt financings as well as through proceeds from license and collaboration agreements. Based on our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that these unaudited condensed consolidated financial statements as of March 31, 2026 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern.

As we continue to pursue our business plan, we expect to finance our operations through potential public or private equity offerings, including future draw-downs under our Share Purchase Agreement (Note 5), proceeds from debt financing (Note 7), and additional debt financings or other capital sources, including current or potential future collaborations, licenses and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to us on acceptable terms, if at all. If events or circumstances occur such that we are not able to obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as reductions in staff and the need to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, results of operations or financial condition.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, fair value estimates of warrants and other derivative liabilities, and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may materially differ from these estimates and assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject us to significant concentration of credit risk consist of cash and cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to significant credit risk due to the nature of the instruments held in the depository institutions. As of March 31, 2026 and December 31, 2025, cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits by $10.8 million and $4.5 million, respectively.

The majority of our accounts payable and accrued expenses are concentrated with one vendor having a balance of approximately $1.2 million which represents approximately 53% of our accounts payable and accrued expenses as of March 31, 2026. The amount owed to the same vendor as of December 31, 2025 was approximately $1.5 million which represented approximately 51% of our accounts payable and accrued expenses as of December 31, 2025.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents primarily represent funds invested in readily available money market accounts. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalent balances deposited at multiple major financial institutions.

Stock-Based Compensation

We account for stock-based compensation for both employees and non-employees in accordance with Accounting Standard Codification (“ASC”) 718, Compensation – Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period.

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

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

Net Loss Per Share

We calculate basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Warrants issued in 2017 and outstanding as of March 31, 2025 were considered outstanding shares in the basic earnings per share calculation for the three months ended March 31, 2025 given their nominal exercise price. The net loss attributable to common stockholders is not allocated to the warrant holders as the holders of warrants do not have a contractual obligation to share in losses. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

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

Emerging Growth Company Status

We qualify as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an EGC. We may take advantage of these exemptions until we are no longer an EGC under Section 107 of the JOBS Act, and we have elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standard Board (“FASB”) standards’ effective dates.

Recently Adopted Accounting Principles

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. We adopted the guidance in the fiscal year beginning January 1, 2025, and the adoption had no material impact on our condensed consolidated financial statements.

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

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

3.	FAIR VALUE MEASUREMENTS

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values.

The following tables present the financial instruments carried at fair value on a recurring basis:

	As at March 31, 2026
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$11,009,553	$-	$-	$11,009,553

Liabilities
Derivative liability instruments	$-	$-	$2,767,462	$2,767,462

	As at December 31, 2025
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$4,027,862	$-	$-	$4,027,862

Liabilities
Derivative liability instrument	$-	$-	$3,028,401	$3,028,401

As at March 31, 2026, derivative liability instrument includes contingent warrant liability and the contingent put option liability under the Share Purchase Agreement (Note 5) as well as contingent conversion option under the Avenue Capital Loan Agreement (Note 7). The fair value of the warrant liability was approximately $2.2 million, the fair value of the contingent put option liability was approximately $0.2 million and fair value of contingent conversion option was approximately $0.4 million as at March 31, 2026.

As at December 31, 2025, derivative liability instrument includes contingent warrant liability and the contingent put option liability under the Share Purchase Agreement (Note 5). The fair value of the warrant liability was approximately $2.8 million and the fair value of the contingent put option liability was approximately $0.2 million at December 31, 2025.

The following table summarizes the activity related to Level 3 financial liabilities for the three months ended March 31, 2026:

Derivative Liability Instrument
Fair value at December 31, 2025	$3,028,401
Addition to derivative liability for conversion option under Avenue Capital Loan Agreement	436,622
Decrease in fair value of derivative liability for conversion option under Avenue Capital Loan Agreement	(347)
Decrease in fair value of put option liability under Share Purchase Agreement	(53,422)
Decrease in fair value of warrant derivative liability under Share Purchase Agreement	(643,792)
Fair value at March 31, 2026	$2,767,462

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

As at March 31, 2026 and December 31, 2025, the warrant liability value for the warrant issued to investor under the Share Purchase Agreement (Note 5) was determined using a Monte Carlo simulation. Inputs used in the Monte Carlo simulation are as below:

	As at March 31, 2026	As at December 31, 2025
Risk-free interest rate	3.87%	3.54%
Dividend yield	-	-
Term (years)	2.53	2.77
Annual Volatility	97.6%	94.4%
Closing stock price	$3.20	3.94

As at March 31, 2026 and December 31, 2025, the put contract derivative liability was remeasured using a Black-Scholes option valuation model, followed by a series of contractual adjustments. Inputs used in Black-Scholes model were as follows:

	As at March 31, 2026	As at December 31, 2025
Risk-free interest rate	3.87%	3.61%
Dividend yield	-	-
Term (years)	2.53	2.77
Annual Volatility	97.6%	87.7%
Closing stock price	$3.20	3.94

As at March 23, 2026 and March 31, 2026, the conversion derivative liability value for the conversion option under the Avenue Capital Loan Agreement (Note 7) was determined using a Monte Carlo simulation. Inputs used in the Monte Carlo simulation are as below:

	As at March 23, 2026	As at March 31, 2026
Risk-free interest rate	3.90%	3.87%
Dividend yield	-	-
Term (years)	3.50	3.50
Annual Volatility	88.8%	88.5%
Closing stock price	$3.42	3.20

4.	CAPITALIZATION AND EQUITY TRANSACTIONS

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share. As at March 31, 2026 and December 31, 2025, 29,788,040 and 29,445,183 shares of our common stock were issued and outstanding, respectively.

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with par value of $0.0001 per share. As at March 31, 2026 and December 31, 2025, no shares of our preferred stock were issued and outstanding.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

2024 Crowdfunding Offering

In May 2024, we launched a crowdfunding campaign pursuant to Regulation Crowdfunding with StartEngine as our registered platform. We were offering common stock to accredited and non-accredited investors with an offering price of $4.59. The offering closed on March 15, 2025. During the three months ended March 31, 2025, we sold 215,972 shares of common stock. Net proceeds from the offering for the three months ended March 31, 2025 were approximately $0.78 million.

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

Warrant Grants, Exercises, Expirations and Modifications

In 2017, we issued warrants to a certain investor to purchase 47,620 shares of our common stock at an exercise price of $0.005. Upon conversion to a Corporation in 2018, the warrants were amended to purchase 47,620 shares of common stock with all other terms and conditions being unchanged. In 2025, the warrants were exercised and converted into 47,620 shares of our common stock.

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

Upon the Direct Listing, we issued warrants to certain investor under the Share Purchase Agreement (Note 5) to purchase 1,192,207 shares of our common stock at an exercise price of $5.03.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2026, the following common stock warrants were outstanding:

Number of Common Shares	Exercise price	Expiration
underlying warrants	per share	date
40,124	$3.25	July 29, 2029
1,192,207	$5.03	October 8, 2028

The weighted-average exercise price of all outstanding warrants as of March 31, 2026 is $4.97. All outstanding warrants are exercisable by the holder by payment in cash of the stated exercise price per share or through cashless exercise.

5.	SHARE PURCHASE AGREEMENT

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

On the date of Direct Listing, we issued a warrant to the investor granting the right to purchase 1,192,207 shares of our common stock representing 4% of the total equity interest at an exercise price of $5.03. The warrant was recognized at fair value on the issuance date as a derivative liability using a Monte Carlo valuation method with offsetting debit deferred offering cost asset recorded on the condensed consolidated balance sheets. The fair value of the warrant was remeasured as of March 31, 2026 and December 31, 2025 using the same valuation methodology, and the resulting gain was recognized in condensed consolidated statements of operations. The deferred offering cost is being amortized on straight-line basis over the term of the agreement with related expense being recorded in condensed consolidated statements of operations. During the three months ended March 31, 2026, approximately $0.5 million was recognized as amortization of deferred offering cost. Future amortization expense in 2026, 2027 and 2028 will be approximately $1.37 million, $1.87 million and $1.40 million, respectively.

The investor was also entitled to a 1% commitment fee of the Aggregate Limit, either in cash or common stock, which was settled through issuance of 161,905 shares of our common stock. The commitment fee was initially recorded on the condensed consolidated balance sheets as a deferred offering cost which shall be amortized subsequently as we draw-down amounts under the share purchase agreement. During the three months ended March 31, 2026, approximately $10 thousand was recognized as amortization of deferred offering cost. We expect the future amortization expense in 2026, 2027 and 2028 to be $100 thousand, $320 thousand and $400 thousand, respectively.

On October 31, 2025, we issued the Initial Draw-Down Notice for 1,235,200 shares of common stock to investor and the draw-down period for the Initial Draw-Down was extended from 10 trading days to 30 trading days by mutual agreement between us and the investor. The investor advanced us $3.0 million. On closing date of the Initial Draw-Down notice, i.e., December 15, 2025, the investor accepted 1,235,200 shares at a closing price of approximately $3.29 per share resulting in gross proceeds of $4.07 million, of which $3.0 million was received as advance on October 31, 2025 and $1.1 million was recorded as subscription receivable as at December 31, 2025 which was received in March 2026.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

6.	STOCK-BASED COMPENSATION

Stock Option Plans

2018 Stock Option Plan

In 2018, the Board authorized the Stock Option Plan (which may be referred to as the “2018 Plan”). 2,000,000 shares of our common stock were originally reserved to be issued under the 2018 Plan and in July 2024, the Board amended the 2018 Plan to decrease the shares reserved to 1,508,934. As at March 31, 2026, no options were available for grant under the 2018 Plan and 1,508,934 shares of our common stock were outstanding under the 2018 Plan subject to option exercise by the holders.

2024 Stock Option Plan

In 2024, the Board authorized a new Stock Option Plan (which may be referred to as the “2024 Plan”). 891,066 shares of our common stock were reserved to be issued under the 2024 Plan, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. As of March 31, 2026, 697,816 options to purchase shares of our common stock were available for grant and 193,250 shares of our common stock were outstanding under the 2024 Plan subject to option exercise by the holders and vesting restrictions.

2025 Omnibus Incentive Plan

In September 2025, the Board authorized 2025 Omnibus Plan (which may be referred to as the “2025 Plan”). 3,000,000 shares of our common stock were reserved to be issued under the 2025 Plan, which provides for the grant of shares of stock options, restricted stock units and other equity-based instruments to employees, directors, non-employee directors and consultants among others. As of March 31, 2026, 2,698,118 shares of our common stock were available for grant and 240,000 shares of our common stock were outstanding under the 2025 Plan subject to option exercise by the holders and vesting restrictions.

The following table summarizes option activity for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price per Share (USD)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (USD)
Outstanding at January 1, 2026	1,942,184	$3.26	4.42	$8,075,661
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-
Outstanding at March 31, 2026	1,942,184	$3.26	4.17	$1,950,000
Exercisable at March 31, 2026	1,632,100	$3.88	4.17	$1,950,000

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model with the following assumptions to estimate the stock-based compensation expense:

	For the Three Months Ended March 31,
	2026		2025
Risk-free interest rate	-	*	4.40% - 4.43%
Dividend yield	-		-
Expected holding period (years)	-		5.62
Weighted-average volatility	-		87.4%
Estimated forfeiture rates for options granted	-		-

*	No options were granted during the three months ended March 31, 2026.

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

Stock option expense for the three months ended March 31, 2026 and 2025, was approximately $155.83 thousand and $76.58 thousand, respectively. The stock-based compensation expense is recognized as period cost in general and administrative expenses. As of March 31, 2026, the unrecognized stock-based compensation expense was $1.2 million, which is expected to be recognized over a period of approximately 3.17 years.

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

The following table summarizes RSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of January 1, 2026	40,000	$10.00
Granted	21,882	4.57
Vested	-	-
Forfeited	-	-
Unvested restricted stock units as of March 31, 2026	61,882	$8.08

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2026, unrecognized stock-based compensation expense related to RSUs was approximately $0.3 million. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.75 years from March 31, 2026.

Stock-based compensation expense related to RSUs for the three months ended March 31, 2026 and 2025 was $125.00 thousand and $0, respectively. The stock-based compensation expense is recognized as period costs in general and administrative expenses. No RSUs vested during the three months ended March 31, 2026 and 2025.

7.	Debt

Avenue Capital Loan Agreement

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

The Loan Agreement makes available to us term loans in an aggregate principal amount of up to $25.0 million with (i) $7.0 million funded on March 24, 2026 (“Tranche 1”), (ii) up to $8.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to, (i) dosing of first patients in a phase 3 trial of Onychomycosis, (ii) raising $10.0 million via equity financing and (iii) positive data in our ongoing phase 2 clinical study of GX-03 for moderate-severe atopic dermatitis (“Tranche 2”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1, and Tranche 2, the “Loans”), to be funded between January 1, 2027 and June 30, 2028, subject to, among other things, (i) that we have drawn the full amount of Tranche 2, (ii) our achievement of a certain clinical milestone and (iii) the mutual written agreement between us and the Lender (upon the Lender’s investment committee approval).

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

We may, at our option at any time, prepay the Loans in their entirety by paying the then-outstanding principal balance and all accrued and unpaid interest on the Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Closing Date, but on or prior to the second anniversary following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Closing Date. We will pay a final payment of 3.75% (“Final Payment Fee”) of the amount funded and outstanding on the earlier of (x) the Maturity Date and (y) the date that we prepay all of the outstanding principal amount of the Loans in full.

On the Closing Date, we paid the Lender a commitment fee of $0.15 million. On the Closing Date, we also issued 342,857 shares of our common stock at no cost to the lender which represent 8.00% of the Tranche 1 and Tranche 2 amounts. The price per share was determined using the 5 days volume weighted-average price calculated on the day prior to closing date. If we draw the Discretionary Tranche 3, we will issue further shares to the lender at no cost which shall equal to 8.00% of the $10.0 million (amount of the Discretionary Tranche 3) at 5 days volume weighted-average price calculated on the day prior to funding of Discretionary Tranche 3. The fair value of the equity issued on the Closing Date was determined to be $1,050,967 calculated on the relative fair value basis.

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

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

Pursuant to the Loan Agreement, the Lender will have the right to convert initially up to $2.0 million of the outstanding principal of the Loans (the “Conversion Option”) at a price per share equal to 80% of the trading price on the date of conversion, subject to certain terms and conditions, including beneficial ownership limitations. Upon draw-down of Tranche 2, the Conversion Option will be increased by $1.0 million. All Conversion Option shall terminate on the loan payoff.

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

As of the closing date, we recorded the following discounts:

Amount
Equity grant of 342,857 shares of common stock – pro-rated for Tranche 1	$490,451
Commitment fee @ 1.00% of Tranche 1	70,000
Debt issuance costs – pro-rated for Tranche 1	66,412
Fair value of Conversion Option	436,622
Present value of Final Payment Fee	174,571
Total discounts recorded at inception of Avenue Capital Loan Agreement	$1,238,056

We amortize debt discount as interest expense using the effective interest method through the maturity date. We accrete the Final Payment Fee as interest expense using the interest method through the maturity date. No amortization was recognized for the three months period ended March 31, 2026.

Discounts allocated to Tranche 2 amounting to $0.72 million have been capitalized as deferred offering cost asset on the consolidated balance sheets and shall be recorded as a debt discount when Tranche 2 is drawn or expensed if Tranche 2 is not drawn.

As of March 31, 2026, the long-term debt, without giving consideration to the extendable interest-only period consists of the following:

Amount
Gross Principal Amount	$7,000,000
Add: gross Final Payment Fee	262,500
Less: unamortized debt discount	(1,238,056)
Less: present value discount on Final Payment Fee	(87,930)
Long-term debt	$5,936,514

As of March 31, 2026, without giving consideration to the extendable interest-only period, principal payments of long-term debt are as follows:

Amount
2026	$—
2027	1,296,296
2028	3,111,111
2029	2,855,093
Total	$7,262,500

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

8.	INCOME TAXES

We are subject to U.S. federal and state income taxes as a corporation. Tax provision and the resulting effective tax rate for interim periods is determined based upon our estimated annual effective tax rate adjusted for the effect of discrete items arising in the quarter. The effective tax rate for each of the three months ended March 31, 2026 and 2025 was zero as we have incurred continuous operating losses.

9.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(970,972)	$(328,547)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,476,002	26,956,217
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.01)

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

We excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As at March 31,
	2026	2025
Outstanding options under the Amended and Restated 2018 Stock Option Plan, 2024 Stock Option Plan and 2025 Omnibus Incentive Plan	1,942,184	1,742,214
Outstanding RSUs under the 2025 Omnibus Incentive Plan	61,882	-
Outstanding warrants	1,232,331	40,124
	3,236,397	1,782,338

10.	COMMITMENTS, CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

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

Turn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

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

11.	SEGMENT REPORTING

Our CODM is our Chief Executive Officer. The CODM uses net loss, as reported on our condensed consolidated statements of operations, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

The following table provides the segment expenses and income (loss):

	Three Months Ended March 31,
	2026	2025
Operating Expenses
Personnel-related expenses	$(546,909)	$(192,943)
Research and development expenses	(109,434)	(9,259)
Legal, professional and consulting expenses	(303,674)	(69,864)
Corporate expenses	(286,126)	(112,931)
Other Income
Other segment income	275,171	56,450
Segment net loss	$(970,972)	$(328,547)

Other segment income (expense) includes total other income (expense), net on the condensed consolidated statements of operations.

12.	RELATED PARTY TRANSACTIONS

In March 2025, we engaged Davis Polk & Wardwell LLP (“Davis Polk”) for legal advisory services for the public listing of our common stock on a registered stock exchange. On September 30, 2025, Mr. Arthur Golden joined our Board. Mr. Golden is a senior counsel at Davis Polk. As of March 31, 2026 and 2025, we have outstanding legal costs of approximately $1.2 million and $0, respectively, payable to Davis Polk.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report and with our audited financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Turn Therapeutics is a clinical-stage biotechnology company developing targeted inflammatory and immunological therapies for dermatologic conditions with high unmet needs. Turn’s lead investigational therapy, GX-03, is a potentially first-in-class, non-systemic topical inhibitor for the potential treatment of moderate-to-severe atopic dermatitis (eczema) designed to modulate key inflammatory pathways involved in eczema and other inflammatory dermatological conditions.

GX-03 is currently being evaluated in an ongoing, randomized, double-blind, vehicle-controlled clinical study designed to assess its potential as a topical treatment for moderate-to-severe AD. We intend to conduct an interim assessment at approximately 50% trial completion. Topline results are expected mid-2026.

In addition to AD, GX-03 is being advanced for onychomycosis, supported by in-vivo data demonstrating nail penetration and antifungal activity. Our historical medical device portfolio, which includes K183681, K160872, and K171191, also provides background tolerability and feasibility experience with the formula. K183681 has recently been licensed to Medline Industries, LP (“Medline”) under a license and supply agreement. See the section of our Annual Report titled “Business – Marketing – Medline Agreement” for a more detailed description of this agreement.

We also continue exploratory work on a thermostable intranasal vaccine platform, but this program is not part of the Company’s primary dermatology development path.

We have incurred operating losses since inception, and we expect to continue to incur losses for the foreseeable future. Our net losses were approximately $0.97 million and $0.33 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $23.36 million. We anticipate that our expenses and operating losses will increase substantially for the foreseeable future due to the increase in research and development costs for later-stage clinical trials.

Other than any potential revenue from medical device or intellectual property out-licensing arrangements, we will not generate revenue in the future from product sales unless and until we successfully initiate and complete additional clinical development programs and obtain regulatory approval for one or more additional drug candidates. As a result, we will need substantial additional funding to support our continuing drug development and operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financing and from other sources of capital, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of our products. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $11.22 million and $5.08 million, respectively. We believe that our existing cash, cash equivalents and other short term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section entitled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in the Annual Report for more information.

Core Products and Programs

GX-03 for Moderate-to-Severe Atopic Dermatitis (Lead Program)

GX-03 is a non-systemic topical immunomodulator being developed for the potential treatment of moderate-to-severe AD. Preclinical studies demonstrated inhibition of cytokines associated with inflammatory skin disease, including IL-31, IL-36α/γ, and IL-4. GX-03 is currently being evaluated in a randomized, double-blind, vehicle-controlled phase 2 clinical trial in adults with moderate-to-severe AD.

An interim assessment will be performed at approximately 50% trial completion. An independent interim assessment committee (“IAC”) will review emerging signals of tolerability and efficacy. The IAC is empowered to deliver pre-written statements regarding conditional probability of a statistically significant favorable trial outcome, as well as to increase the enrollment size up to 200% if the committee sees a strong likelihood of achieving statistical significance based upon a positive trend in the efficacy data. This adaptive trial design does not impact the statistical significance (p-value) of trial outcome because the interim assessment committee is fully independent, all decision rules are pre-specified, and the committee is limited to delivering only pre-approved statements.

GX-03 for Onychomycosis

GX-03 is also being advanced as a topical treatment for onychomycosis. In-vivo studies in a validated animal model demonstrated nail-plate penetration and significant reduction of fungal burden. Additional clinical program steps are expected to follow completion of the AD clinical program and related Investigational New Drug (“IND”) activities.

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

Components of Results of Operations

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees, employee-related costs related to the corporate functions such as equity-based compensation, executive and internal administrative operations, travel expenses, insurance expenses and rental costs.

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

Research and Development Expenses

Research and development expenses reflect our ongoing investments into expanding the applications of our GX-03 formula and other drug candidates such as enhanced stability vaccine candidates, as well as in the development of medical devices utilizing our antimicrobial technologies. Our research and development costs also include expenses such as consulting costs, advisory costs, regulatory costs, information technology costs and overhead expenses.

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

Other Income

Other income includes interest income earned from cash equivalents of our highly liquid investments in money markets, fair-value gain or loss from derivative liabilities, amortization of deferred offering cost and vendor credits.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025	Change
Operating expenses:
General and administrative	$1,136,709	$375,738	$760,971
Research & development	109,434	9,259	100,175
Total operating expenses	1,246,143	384,997	861,146
Loss from operations	(1,246,143)	(384,997)	(861,146)

Other income:
Net gain from change in fair value of derivative liability instrument	697,561	-	697,561
Amortization of deferred offering cost	(477,647)	-	(477,647)
Interest income	49,679	5,165	44,514
Other income	5,578	51,285	(45,707)
Total other income	275,171	56,450	218,721
NET LOSS	$(970,972)	$(328,547)	$(642,425)

We did not generate any revenue or incur any cost of goods sold during the three months ended March 31, 2026 and 2025, as we continued to focus on the research and development of our drug candidates and medical devices.

General and administrative expenses increased by $0.76 million from $0.38 million for the three months ended March 31, 2025 to $1.14 million for the three months ended March 31, 2026. The increase in operating expenses primarily resulted from increase in stock-based compensation expense due to vesting timing difference of $0.20 million, increase in legal fees, advisory fees and audit fees of $0.36 million and increase in compensation related expenses of $0.19 million when compared to three months ended March 31, 2025.

Research and development expenses increased by $0.10 million from $9.26 thousand for the three months ended March 31, 2025 to $0.11 million for the three months ended March 31, 2026. The increase in research and development expenses primarily resulted from expenses incurred on our ongoing Phase-2 equivalent study of GX-03 in moderate-severe AD.

Change in fair value of derivative liability instrument was a net gain during the three months ended March 31, 2026 of $0.70 million. The liability instrument comprised of contingent warrant liability and the put option liability under the GEM Purchase Agreement among us and GEM as well as contingent conversion option under the Avenue Capital Loan Agreement among us and Avenue Capital. Cumulative fair value of derivative liabilities from different instruments as of December 31, 2025 was $3.03 million and a remeasurement net gain due to change in fair value as of March 31, 2026 is $0.70 million. These derivative liability instruments either did not exist or did not have any material value as of March 31, 2025.

Amortization of deferred offering cost was approximately $0.48 million and $0 for the three months ended March 31, 2026 and 2025, respectively. Deferred offering cost of $0.85 million was recorded as an asset for commitment fee under the GEM Purchase Agreement which became payable to GEM upon completion of the Direct Listing in October 2025. A $5.60 million deferred offering cost was recorded as an asset for the initial recognition of warrant issued on the Direct Listing to GEM under the GEM Purchase Agreement. A $0.72 million deferred offering cost was recorded as an asset for the debt discounts related to Tranche 2 of the Avenue Loan Agreement. The deferred offering cost related commitment fee is being amortized pro rata to the amounts drawn under the GEM Purchase Agreement, the deferred offering cost related to warrant is being amortized on straight-line basis over the term of the GEM Purchase Agreement and the deferred offering cost related to Tranche 2 of Avenue Loan Agreement will be transferred to debt discount upon draw-down of Tranche 2 or expensed if Tranche 2 is not withdrawn.

Interest income and other income remained comparable for three months ended March 31, 2026 when compared to three months ended March 31, 2025.

Liquidity and Capital Resources

Liquidity

As of March 31, 2026, we had $18.64 million in total assets, which included $11.22 million in cash and cash equivalents, $0.24 million in prepaid expenses and other current assets, $0.07 million in right of use assets, $0.92 million in intangible assets, $6.20 million as deferred offering cost and $8.6 thousand in security deposit. Our intangible assets primarily include capitalized legal costs related to the registration of patents and trademarks.

As of March 31, 2026, we had total liabilities of $12.53 million, including $2.32 million in current accounts payable and accrued expenses, $2.77 million in derivative liability instruments pursuant to outstanding warrants, put option liability and conversion option, $47.80 thousand in current portion of operating lease liability, $21.54 thousand in long term portion of lease liability, $5.94 million in long-term debt, net of debt discounts and $1.44 million in deferred revenue. The deferred revenue as of March 31, 2026 is attributable to a license agreement for our FleX Product which has been deferred due to unpredictable outcomes and timelines of the FDA approval process which cannot be reasonably estimated. We will continue to defer the recognition of revenue until FDA approval is achieved or sufficient information is available to make a reasonable estimate on the outcome and timelines.

Based on our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that the accompanying unaudited condensed consolidated interim financial statements as of March 31, 2026 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. For the remainder of 2026 and in 2027, we currently anticipate that we will require up to approximately $60 to $65 million to complete our planned Phase 3 trials for AD and onychomycosis, and approximately $1.5 million to $2.5 million for our vaccine program, which we expect to fund through accessing the capital markets, including with additional issuances of equity and/or equity-linked securities. See the section entitled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our condensed consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in our Annual Report for more information.

We intend to fund the operations of the Company for the next 12 months from, as of March 31, 2026, the cash and cash equivalents available of approximately $11.22 million, from new licensing deals for our FDA-cleared medical devices or any payments from our existing license for the FleX Product, and other equity or debt financings, as available.

On August 29, 2025, we entered into an amended and restated Share Purchase Agreement, which was further amended by a side letter dated as of September 24, 2025, and an amended and restated Registration Rights Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (as amended, the “GEM Purchase Agreement” and the “GEM Rights Agreement,” respectively, and together, the “GEM Agreements”), pursuant to which we are eligible to put certain shares of common stock to the selling stockholders, subject to certain volume and price restrictions. Under the GEM Agreements, GEM agreed to purchase up to $85.0 million in shares of our common stock subject to certain conditions and limitations, including the registration of our common stock on a national securities exchange. Accordingly, we expect to put shares of our common stock to GEM under the GEM Agreements as needed. On October 31, 2025, we issued the initial draw-down notice to GEM for 1,235,200 shares and GEM purchased 1,235,200 shares of common stock at approximately $3.29 per share resulting in gross proceeds of $4.07 million to us.

On March 23, 2026 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with Agent, “Avenue Capital”). The Loan Agreement makes available to us term loans in an aggregate principal amount of up to $25.0 million with (i) $7.0 million funded on March 24, 2026 (“Tranche 1”), (ii) up to $8.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to, (i) dosing of first patients in a phase 3 trial of Onychomycosis, (ii) raising $10.0 million via equity financing and (iii) positive data in our ongoing phase 2 clinical study of GX-03 for moderate-severe atopic dermatitis (“Tranche 2”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1, and Tranche 2, the “Loans”), to be funded between January 1, 2027 and June 30, 2028, subject to, among other things, (i) that we have drawn the full amount of Tranche 2, (ii) our achievement of a certain clinical milestone and (iii) the mutual written agreement between us and the Lender (upon the Lender’s investment committee approval).

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

Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $1.63 million and consisted primarily of our net loss of $0.97 million, a $0.74 million outflow from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $0.28 million of stock-based compensation, $0.70 million non-cash fair value gain from derivative liability instruments and $14.45 thousand and $0.48 million in amortization of intangible assets and deferred offering cost, respectively.

Net cash used in operating activities during the three months ended March 31, 2025 was $0.30 million and consisted primarily of our net loss of $0.33 million, a $0.31 million outflow from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $76.60 thousand of stock-based compensation, $0.25 million advisory services expense that was settled through issuance of common stock and $12.42 thousand in amortization of intangible assets.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was $12.23 thousand and consisted primarily of capitalization of patent related legal costs.

There was no material investing activity for the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $7.79 million and consisted of $1.07 million in proceeds from subscription receivable and $6.72 million in net proceeds from Avenue Capital Loan Agreement.

Net cash provided by financing activities during the three months ended March 31, 2025 was $1.0 million and consisted of $1.0 million in proceeds from the issuance of common stock.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Income Taxes

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, the Company has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state net deferred tax assets, and, as a result, a full valuation allowance has been set against its net deferred tax assets as of March 31, 2026 and December 31, 2025. The amount of the deferred tax asset to be realized could be adjusted if estimates of future taxable income during the carry-forward period are reduced or increased. For the fiscal year ended December 31, 2025, the Company had federal cumulative net operating loss (“NOL”) carryforwards of approximately $14.5 million, and the Company had state NOL carryforwards of approximately $7.3 million. Utilization of some of the federal and state NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. The federal net operating loss carryforward is subject to an 80% limitation on taxable income, does not expire, and will carry on indefinitely.

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

Stock-Based Compensation

We account for stock-based compensation for both employees and non-employees in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period.

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2026, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the “Risk Factors” section of the Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Any of these factors could result in a significant adverse effect on our business, results of operations, financial condition, and prospects. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case as defined in Item 408 of Regulation S-K) during the fiscal quarter covered by this report.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875))
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2025 (File No. 001-42875))
10.1	Loan and Security Agreement, dated as of March 23, 2026, among the Company, the Agent and the Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 24, 2026 (File No. 001-42875))
10.2	Supplement to Loan and Security Agreement, dated as of March 23, 2026, among the Company, the Agent and the Lender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 24, 2026 (File No. 001-42875))
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURN THERAPEUTICS INC.

Date: May 11, 2026	By:	/s/ Bradley Burnam
Bradley Burnam
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Zuraiz Chaudhary
Zuraiz Chaudhary
(Principal Financial Officer and Principal Accounting Officer)