Form 10-Q
period 2026-06-30
Turn Therapeutics Inc.
filed 2026-08-12
CIK 2023016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 29,788,040 shares of common stock, $0.0001 par value per share, outstanding.

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

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

TURN THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

(in US Dollars)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,288,510	$5,076,144
Prepaid expenses and other current assets	139,688	120,300
Total current assets	10,428,198	5,196,444
Right-of-use asset	56,275	78,620
Intangible assets, net	911,219	922,171
Deferred offering cost	5,556,445	5,956,424
Security deposit	8,582	8,582
TOTAL ASSETS	$16,960,719	$12,162,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,605,752	$2,928,728
Derivative liability instrument	6,109,030	3,028,401
Current portion of operating lease liability	49,329	46,295
Total current liabilities	8,764,111	6,003,424
Operating lease liability, net of current portion	8,713	34,081
Long-term debt, net	6,062,994	-
Deferred revenue	1,438,013	1,438,013
TOTAL LIABILITIES	16,273,831	7,475,518
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 500 million shares authorized at June 30, 2026 and December 31, 2025; 29,788,040 and 29,445,183 shares issued at June 30, 2026 and December 31, 2025, respectively	2,977	2,943
Additional paid-in capital	29,894,869	28,143,873
Subscription receivable	-	(1,070,000)
Accumulated deficit	(29,210,958)	(22,390,093)
Total stockholders’ equity	686,888	4,686,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,960,719	$12,162,241

See accompanying notes to condensed consolidated financial statements.

TURN THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(Unaudited; in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$1,152,996	$1,303,846	$2,258,325	$1,679,591
Research and development	475,064	62,678	584,498	71,937
Total operating expenses	1,628,060	1,366,524	2,842,823	1,751,528
Loss from operations	(1,628,060)	(1,366,524)	(2,842,823)	(1,751,528)

Other income (expense):
Net loss from change in fair value of derivative liability instrument	(3,341,568)	-	(2,644,007)	-
Amortization of deferred offering cost	(638,747)	-	(1,116,394)	-
Interest income (expense), net	(241,359)	5,134	(223,219)	10,296
Other income	-	120,975	5,578	172,260
Total other income (expense)	(4,221,674)	126,109	(3,978,042)	182,556
NET LOSS	$(5,849,734)	$(1,240,415)	$(6,820,865)	$(1,568,972)

Basic and diluted net loss per common share	$(0.20)	$(0.05)	$(0.23)	$(0.06)
Weighted-average common shares outstanding, basic and diluted	29,788,040	27,494,483	29,633,755	27,227,013

See accompanying notes to condensed consolidated financial statements.

TURN THERAPEUTICS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited; in US Dollars)

						Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
As at December 31, 2025	29,445,183	$2,943	$28,143,873	$(1,070,000)	$(22,390,093)	$4,686,723
Issuance of common stock under Avenue Capital Agreement	342,857	34	1,050,933	-	-	1,050,967
Cash receipt from stock subscription receivable	-	-	-	1,070,000	-	1,070,000
Stock-based compensation expense	-	-	700,063	-	-	700,063
Net loss	-	-	-	-	(6,820,865)	(6,820,865)
As at June 30, 2026	29,788,040	$2,977	$29,894,869	$-	$(29,210,958)	$686,888

						Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares*	Amount*	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
As at December 31, 2024	26,845,690	$2,684	$19,015,897	$-	$(19,196,013)	$(177,432)
Issuance of common stock under Regulation Crowdfunding, net of issuance costs	215,972	22	777,781			777,803
Issuance of common stock under Regulation A+, net of issuance costs	83,610	8	280,484	(247,234)		33,258
Issuance of common stock under Regulation D, net of issuance costs	775,468	78	2,735,824	(400,082)		2,335,820
Issuance of common stock in exchange for advisory services	54,466	5	249,995			250,000
Issuance of common stock upon exercise of warrants	47,620	5	233			238
Stock-based compensation expense	-	-	123,781			123,781
Net loss	-	-	-	-	(1,568,972)	(1,568,972)
As at June 30, 2025	28,022,826	$2,802	$23,183,995	$(647,316)	$(20,764,985)	$1,774,496

*	Retroactively adjusted for 2-for-1 forward stock split.

See accompanying notes to condensed consolidated financial statements.

TURN THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in US Dollars)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,820,865)	$(1,568,972)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	28,982	24,912
Stock-based compensation expense	700,063	123,781
Common stock issued in exchange for services	-	250,000
Non-cash operating lease effect	-	873
Net loss from change in fair value of derivative liability instrument	2,644,007	-
Amortization of deferred offering cost	1,116,394	-
Amortization of debt discount	117,608	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(19,383)	21,307
Accounts payable and accrued expenses	(322,977)	350,075
Net cash used in operating activities	(2,556,171)	(798,024)

Cash flows from investing activities:
Purchases of intangible assets	(18,025)	(31,751)
Net cash used in investing activities	(18,025)	(31,751)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	3,147,119
Cash receipt from stock subscription receivable	1,070,000	-
Proceeds from Avenue Capital Loan Agreement	6,716,562	-
Net cash provided by financing activities	7,786,562	3,147,119

Net increase in cash and cash equivalents	5,212,366	2,317,344
Cash and cash equivalents at beginning of the period	5,076,144	872,599
Cash and cash equivalents at end of the period	$10,288,510	$3,189,943

Supplemental cash flow data:
Cash paid for interest on term loan	$235,813	$-
Supplemental disclosure of non-cash activities
Issuance of common stock under Avenue Capital Agreement	$1,050,967	$-

See accompanying notes to condensed consolidated financial statements.

TURN THERAPEUTICS INC.

Notes to Condensed Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

We were formed in Delaware in January 2015 as Global Health Solutions, LLC. In October 2018, we converted into a Delaware corporation under the name Global Health Solutions, Inc., and in September 2025, we changed our corporate name to Turn Therapeutics Inc. (hereinafter referred to as the “Company”, “we”, “us” or “our”). Our corporate headquarters are located in Westlake Village, California.

We are a clinical-stage biotechnology and medical device development company built around our proprietary platform technology called PermaFusion® designed to enhance drug performance. Our primary drug development programs focus on dermatological diseases, including eczema and onychomycosis. We also have a portfolio of Food and Drug Administration (the “FDA”) cleared medical devices. We are also developing an intranasal vaccine with sufficient thermostability for rapid deployment for pandemic response.

Direct Listing

On October 8, 2025, we completed direct listing of our common stock on Nasdaq (the “Direct Listing”) under the ticker symbol TTRX.

2.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of our operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2025, has been derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (SEC) on March 31, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2-for-1 Forward Stock Split

On September 11, 2025, our board of directors (the “Board”) approved a 2-for-1 forward stock split (the “Stock Split”) of our common stock upon the effectiveness of our registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) and our Amended and Restated Certificate of Incorporation filed with the State of Delaware.

On September 30, 2025, our registration statement on Form S-1 was declared effective by the SEC and our Amended and Restated Certificate of Incorporation was filed with the State of Delaware, giving effect to a 2-for-1 forward split of our common stock.

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

Liquidity and Going Concern

As of June 30, 2026, we had approximately $10.3 million of cash and cash equivalents and working capital of approximately $7.8 million (excluding the derivative liability). We have a relatively limited operating history, and the revenue and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operations since inception and, as of June 30, 2026, we had an accumulated deficit of $29.2 million. During the six months ended June 30, 2026, we incurred a net loss of $6.8 million and had cash outflows from operations of $2.6 million. We will continue to incur costs and expenses related to our ongoing operations until we successfully commercialize, develop, obtain regulatory approval for, and gain market acceptance of products and product candidates and achieve revenues adequate to support our operations.

From inception through June 30, 2026, we have funded our operations primarily with proceeds from the sale of common stock, including through exempt offerings under Regulation Crowdfunding, Regulation A+ and Regulation D, draw-down from our Share Purchase Agreement (Note 6), proceeds from debt financings as well as through proceeds from license and collaboration agreements. Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2026 will be sufficient to fund our operating expenses and research and development expenses for development of GX-03 in AD into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that these condensed consolidated financial statements as of June 30, 2026 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern.

As we continue to pursue our business plan, we expect to finance our operations through potential public or private equity offerings, including future draw-downs under our Share Purchase Agreement (Note 6), proceeds from debt financing (Note 8), and additional debt financings or other capital sources, including current or potential future collaborations, licenses and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to us on acceptable terms, if at all. If events or circumstances occur such that we are not able to obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as reductions in staff and the need to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could have a material adverse effect on our business, results of operations or financial condition.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial instruments which potentially subject us to significant concentration of credit risk consist of cash and cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to significant credit risk due to the nature of the instruments held in the depository institutions. As of June 30, 2026 and December 31, 2025, cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits by $9.8 million and $4.5 million, respectively.

The majority of our accounts payable and accrued expenses are concentrated with one vendor, having a balance of approximately $1.2 million which represents approximately 47% of our accounts payable and accrued expenses as of June 30, 2026. The amount owed to the same vendor as of December 31, 2025 was approximately $1.5 million, which represents approximately 51% of our accounts payable and accrued expenses.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents primarily represent funds invested in readily available money market securities. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalent balances deposited at multiple major financial institutions.

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

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. ASC 850, Related Party Disclosures, requires that transactions with related parties that would make a difference in decision-making shall be disclosed so that users of the financial statements can evaluate their significance.

Net Loss Per Share

We calculate basic and diluted net loss per share attributable to common stockholders based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive.

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

The following tables present the financial instruments carried at fair value on a recurring basis:

	As at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,948,952	$-	$-	$9,948,952

Liabilities
Derivative liability instrument	$-	$-	$6,109,030	$6,109,030

	As at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,027,862	$-	$-	$4,027,862

Liabilities
Derivative liability instrument	$-	$-	$3,028,401	$3,028,401

Cash equivalents primarily represent funds invested in readily available money market securities.

As at June 30, 2026, derivative liability instrument includes contingent warrant liability and the contingent put option liability under the Share Purchase Agreement (Note 6) as well as contingent conversion option under the Avenue Capital Loan Agreement (Note 8). The fair value of the warrant liability was $5.5 million, the fair value of the contingent put option liability was $0.15 million and fair value of contingent conversion option was $0.436 million as at June 30, 2026.

As at December 31, 2025, derivative liability instrument includes contingent warrant liability and the contingent put option liability under the Share Purchase Agreement (Note 6). The fair value of the warrant liability was $2.8 million and the fair value of the contingent put option liability was $0.2 million at December 31, 2025.

 The following table summarizes the activity related to Level 3 financial liabilities for the six months ended June 30, 2026:

Derivative Liability Instrument
Fair value at December 31, 2025	$3,028,401
Addition to derivative liability for conversion option under Avenue Capital Loan Agreement	436,622
Decrease in fair value of derivative liability for conversion option under Avenue Capital Loan Agreement	(347)
Decrease in fair value of put option liability under Share Purchase Agreement	(50,034)
Increase in fair value of warrant derivative liability under Share Purchase Agreement	2,694,388
Fair value at June 30, 2026	$6,109,030

As at June 30, 2026 and December 31, 2025, the warrant liability value for the warrant issued to investor under the Share Purchase Agreement (Note 6) was determined using a Monte Carlo simulation. Inputs used in the Monte Carlo simulation are as below:

	As at June 30, 2026	As at December 31, 2025
Risk-free interest rate	4.15%	3.54%
Dividend yield	-	-
Term (years)	2.28	2.77
Annual volatility	94.7%	94.4%
Closing stock price	$7.30	3.94

As at June 30, 2026 and December 31, 2025, the put contract derivative liability was remeasured using a Black-Scholes option valuation model, followed by a series of contractual adjustments. Inputs used in Black-Scholes model were as follows:

	As at June 30, 2026	As at December 31, 2025
Risk-free interest rate	4.15%	3.61%
Dividend yield	-	-
Term (years)	2.28	2.77
Annual volatility	94.7%	87.7%
Closing stock price	$7.30	3.94

As at June 30, 2026, the conversion derivative liability value for the conversion option under the Avenue Capital Loan Agreement (Note 8) was determined using a Monte Carlo simulation. Inputs used in the Monte Carlo simulation are as below:

	As at June 30, 2026	As at March 31, 2026
Risk-free interest rate	4.17%	3.87%
Dividend yield	-	-
Term (years)	3.26	3.50
Annual volatility	90.8%	88.5%
Closing stock price	$7.30	3.20

4.	DEFERRED OFFERING COST

Under the Share Purchase Agreement (Note 6), we issued a warrant on Direct Listing date to the investor granting the right to purchase 1,192,207 shares of our common stock representing 4% of the total equity interest, as of that date, at an exercise price of $5.03. The warrant was recognized at fair value on the issuance date as a derivative liability with offsetting debit to deferred offering cost asset recorded on the condensed consolidated balance sheets. The deferred offering cost relating to this warrant is being amortized on straight-line basis over the term of the agreement with related expense being recorded in condensed consolidated statement of operations.

Under the Share Purchase Agreement (Note 6), the investor was also entitled to a 1% commitment fee of the Aggregate Limit (defined in Note 6), either in cash or common stock, which was settled through issuance of 161,905 shares of our common stock. The commitment fee was initially recorded, on Direct Listing date, on the condensed consolidated balance sheets as a deferred offering cost which is being amortized on straight-line basis over the term of the agreement with related expense being recorded in condensed consolidated statement of operations.

Upon entering the Loan and Security Agreement (Note 8), we recorded debt discount relating to Tranche 2 as deferred offering cost on the condensed consolidated balance sheets. The deferred offering cost relating to Tranche 2 will either be reclassified as debt discount upon drawing of Tranche 2 or recognized as an expense in condensed consolidated statement of operations if we do not draw-down the Tranche 2 under the Loan and Security Agreement.

The following table summarized the activity related to deferred offering cost for the six months ended June 30, 2026:

Amount
As at December 31, 2025	$5,956,424
Addition - Avenue Tranche 2 deferred offering cost on March 23, 2026	716,415
Amortization of deferred offering cost	(1,116,394)
As at June 30, 2026	$5,556,445

As of June 30, 2026, future expected amortization of deferred offering cost is as follows:

Amount
2026	$1,075,562
2027	2,867,539
2028	1,613,344
$5,556,445

5.	CAPITALIZATION AND EQUITY TRANSACTIONS

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share. As at June 30, 2026 and December 31, 2025, 29,788,040 and 29,445,183 shares of our common stock were issued and outstanding, respectively.

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with par value of $0.0001 per share. As at June 30, 2026 and December 31, 2025, no shares of our preferred stock were issued and outstanding.

2024 Crowdfunding Offering

In May 2024, we launched a crowdfunding campaign pursuant to Regulation Crowdfunding with StartEngine as our registered platform. We were offering common stock to accredited and non-accredited investors with an offering price of $4.59. The offering closed on March 15, 2025 and from January 1, 2025 through the closing date on March 15, 2025, we sold 215,972 shares of common stock for net proceeds of approximately $0.8 million.

2025 Regulation A+ Offering

On March 31, 2025, the SEC qualified our Regulation A+ offering with StartEngine as our registered platform. We were offering common stock to accredited and non-accredited investors with an offering price of $5.63. The offering closed on June 27, 2025, and we sold 83,610 shares of our common stock and received net proceeds of $0.3 million, net of offering costs and platform fees.

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

Shares Issued in Exchange for Advisory Services

In March 2025, we engaged Clear Street LLC (“Clear Street”) as an exclusive financial advisor for certain services, including advisory services in connection with the Direct Listing. As part of the engagement, we issued 54,466 shares of our common stock to Clear Street for advisory services amounting to approximately $0.25 million. The related expense was recorded as period cost in general and administrative expenses.

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

Upon the Direct Listing, we issued warrants to certain investor under the Share Purchase Agreement (Note 6) to purchase 1,192,207 shares of our common stock at an exercise price of $5.03.

As of June 30, 2026, the following common stock warrants were outstanding:

Number of Common Shares	Exercise price	Expiration
underlying warrants	per share	date
40,124	$3.25	July 29, 2029
1,192,207	$5.03	October 8, 2028

The weighted-average exercise price of all outstanding warrants as of June 30, 2026 is $4.97. All outstanding warrants are exercisable by the holder by payment in cash of the stated exercise price per share or through cashless exercise.

6.	SHARE PURCHASE AGREEMENT

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

On the date of Direct Listing, we issued a warrant to the investor granting the right to purchase 1,192,207 shares of our common stock representing 4% of the total equity interest at an exercise price of $5.03. The warrant was recognized at fair value on the issuance date as a derivative liability using a Monte Carlo valuation method with offsetting debit deferred offering cost asset recorded on the condensed consolidated balance sheets. The fair-value of the warrant was remeasured at June 30, 2026 and December 31, 2025 using the same valuation methodology, and the resulting gain or loss is recognized in condensed consolidated statement of operations.

The investor was also entitled to a 1% commitment fee of the Aggregate Limit, either in cash or common stock, which was settled through issuance of 161,905 shares of our common stock. The commitment fee was initially recorded on the condensed consolidated balance sheets as a deferred offering.

On October 31, 2025, we issued the Initial Draw-Down Notice for 1,235,200 shares of common stock to investor and the draw-down period for the initial draw-down was extended from 10 trading days to 30 trading days by mutual agreement between us and the investor. The investor advanced us $3.0 million. On the closing date of the initial draw-down notice, i.e., December 15, 2025, the investor accepted 1,235,200 shares at a closing price of approximately $3.29 per share resulting in gross proceeds of $4.1 million, of which $3.0 million was received as an advance on October 31, 2025 and $1.1 million was recorded as subscription receivable as of December 31, 2025 which was received in March 2026.

7.	STOCK-BASED COMPENSATION

Stock Option Plans

2018 Stock Option Plan

In 2018, the Board authorized the Stock Option Plan (which may be referred to as the “2018 Plan”). 2,000,000 shares of our common stock were originally reserved to be issued under the Plan and in July 2024, the Board amended the 2018 Plan to decrease the shares reserved to 1,508,934. As at June 30, 2026, no options were available for grant under the 2018 Plan and 1,508,934 shares of our common stock were outstanding under the 2018 Plan subject to option exercise by the holders.

2024 Stock Option Plan

In 2024, the Board authorized a new Stock Option Plan (which may be referred to as the “2024 Plan”). 891,066 shares of our common stock were reserved to be issued under the 2024 Plan, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. As of June 30, 2026, 697,816 options to purchase shares of our common stock were available for grant and 193,250 shares of our common stock were outstanding under the 2024 Plan subject to option exercise by the holders and vesting restrictions.

2025 Omnibus Incentive Plan

In September 2025, the Board authorized 2025 Omnibus Plan (which may be referred to as the “2025 Plan”). 3,000,000 shares of our common stock were reserved to be issued under the 2025 Plan, which provides for the grant of shares of stock options, restricted stock units and other equity-based instruments to employees, directors, non-employee directors and consultants among others. As of June 30, 2026, 1,931,134 shares of our common stock were available for grant and 1,006,984 shares of our common stock were outstanding under the 2025 Plan subject to option exercise by the holders and vesting restrictions.

The following table summarizes option activity for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price per Share (USD)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (USD)
Outstanding at January 1, 2026	1,942,184	$3.26	4.42	$8,075,661
Granted	766,984	4.54	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-
Outstanding at June 30, 2026	2,709,168	$3.62	5.56	$10,604,333
Exercisable at June 30, 2026	1,664,881	$2.48	3.14	$8,193,326

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model with the following assumptions to estimate the stock-based compensation expense:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.97% - 4.26%	4.40% - 4.43%
Dividend yield	-	-
Weighted-average expected holding period (years)	5.59	5.62
Weighted-average volatility	81.70%	87.39%
Estimated forfeiture rates for options granted	-	-

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

Cumulative grant date fair value of all options granted during the six months ended June 30, 2026 and 2025 is approximately $2.4 million and $0.2 million, respectively.

As of June 30, 2026, the unrecognized stock-based compensation expense was $3.35 million, which is expected to be recognized over a period of approximately 3.92 years.

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

The following table summarizes RSU activity during the six months ended June 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of January 1, 2026	40,000	$10.00
Granted	21,882	4.57
Vested	-	-
Forfeited	-	-
Unvested restricted stock units as of June 30, 2026	61,882	$8.08

Cumulative grant date fair value of RSUs granted during the six months ended June 30, 2026 and 2025 is approximately $0.1 million and $0, respectively.

As of June 30, 2026, unrecognized stock-based compensation expense related to RSUs was approximately $0.15 million. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.5 years from June 30, 2026. No RSUs vested during the six months ended June 30, 2026 and 2025.

Stock-Based Compensation Expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expense	$411,135	$47,293	$691,967	$123,781
Research and development expense	8,096	-	8,096	-
	$419,231	$47,293	$700,063	$123,781

8.	Debt

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

The Loan Agreement makes available to us term loans in an aggregate principal amount of up to $25.0 million with (i) $7.0 million funded on March 24, 2026 (“Tranche 1”), (ii) up to $8.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to (a) dosing of first patients in a Phase 3 trial of Onychomycosis, (b) raising $10.0 million via equity financing and (c) positive data in our ongoing Phase 2 clinical study of GX-03 for moderate-severe atopic dermatitis (“Tranche 2”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1, and Tranche 2, the “Loans”), to be funded between January 1, 2027 and June 30, 2028, subject to, among other things, (i) that we have drawn the full amount of Tranche 2, (ii) our achievement of a certain clinical milestone and (iii) the mutual written agreement between us and the Lender (upon the Lender’s investment committee approval).

The Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.50% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Loans are secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The loan matures on 42nd month anniversary of the Closing Date (the “Maturity Date”). The Loan Agreement does not contain any minimum cash requirement or other financial covenants.

We will make interest-only payments on the Loans until the 15-month anniversary of the Closing Date, subject to (i) a 9-month extension, so long as Tranche 2 has been funded and (ii) an additional 6-month extension if we achieve the Discretionary Tranche 3 milestone. The Loan principal is repayable in equal monthly installments from the end of the interest-only period to the Maturity Date.

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

On the Closing Date, we paid the Lender a commitment fee of $0.15 million. On the Closing Date, we also issued 342,857 shares of our common stock at no cost to the Lender, which represent 8.00% of the Tranche 1 and Tranche 2 amounts. The price per share was determined using the 5-day volume-weighted average price calculated on the day prior to the Closing Date. If we draw the Discretionary Tranche 3, we will issue further shares to the Lender at no cost equal to 8.00% of the $10.0 million (amount of the Discretionary Tranche 3) at the 5-day volume-weighted average price calculated on the day prior to funding of Discretionary Tranche 3.

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

Pursuant to the Loan Agreement, the Lender will have the right to convert initially up to $2.0 million of the outstanding principal of the Loans (the “Conversion Option”) at a price per share equal to 80% of the trading price on the date of conversion, subject to certain terms and conditions, including beneficial ownership limitations. Upon draw-down of Tranche 2, the Conversion Option will be increased by $1.0 million. The Conversion Option shall terminate on the loan payoff.

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

We amortize debt discount as interest expense using the interest method through the maturity date. We accrete the Final Payment Fee as interest expense using the interest method through the maturity date.

As of June 30, 2026, the long-term debt, without giving consideration to the extendable interest-only period, consists of the following:

Amount
Gross Principal Amount	$7,000,000
Add: gross Final Payment Fee	262,500
Less: unamortized debt discount	(1,118,575)
Less: present value discount on Final Payment Fee	(80,931)
Long-term debt	$6,062,994

As of June 30, 2026, without giving consideration to the extendable interest-only period, principal payments of long-term debt are as follows:

Amount
2026	$—
2027	1,296,296
2028	3,111,111
2029	2,855,093
Total	$7,262,500

9.	INCOME TAXES

We had no current or deferred federal and state income tax expense or benefit for the periods presented because we generated net operating losses, and currently we do not believe it is more likely than not that the net operating losses will be realized and as a result, we have recorded full valuation allowance for the periods presented.

10.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(5,849,734)	$(1,240,415)	$(6,820,865)	$(1,568,972)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,788,040	27,494,483	29,633,755	27,227,013
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.05)	$(0.23)	$(0.06)

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

We excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As at June 30,
	2026	2025
Outstanding options under the Amended and Restated 2018 Stock Option Plan, 2024 Stock Option Plan and 2025 Omnibus Incentive Plan	2,709,168	1,742,214
Outstanding RSUs under the 2025 Omnibus Incentive Plan	61,882	-
Outstanding warrants	1,232,331	40,124
	4,003,381	1,782,338

11.	COMMITMENTS, CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

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

Indemnification Obligations

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

12.	SEGMENT REPORTING

Our CODM is our Chief Executive Officer. The CODM uses net loss, as reported on our condensed consolidated statements of operations, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

The following table provides the segment expenses and income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses
Personnel-related expenses	$(735,222)	$(197,155)	$(1,282,131)	$(390,099)
External research and development expenses	(423,459)	(62,678)	(532,893)	(71,937)
Legal, professional and consulting expenses	(272,021)	(997,864)	(575,695)	(1,067,729)
Corporate expenses	(197,358)	(108,827)	(452,104)	(221,763)
Other Income
Other segment income (loss)	(4,221,674)	126,109	(3,978,042)	182,556
Segment net loss	$(5,849,734)	$(1,240,415)	$(6,820,865)	$(1,568,972)

Other segment income (expense) includes total other income (expense), net on the condensed consolidated statements of operations.

13.	RELATED PARTY TRANSACTIONS

In March 2025, the Company engaged Davis Polk & Wardwell LLP (“Davis Polk”) to provide legal advisory services in connection with the Direct Listing. On September 30, 2025, Mr. Arthur Golden, a senior counsel at Davis Polk, joined the Company’s Board of Directors, establishing a related-party relationship between the Company and Davis Polk.

During the six months ended June 30, 2026 and 2025, the Company incurred legal expenses of $0 and $0.4 million, respectively, which were recognized in general and administrative expense in the statements of operations. During the six months ended June 30, 2026 and 2025, the Company made payments to Davis Polk of $0.3 million and $0, respectively. As of June 30, 2026 and December 31, 2025, amounts payable to Davis Polk for legal services were approximately $1.2 million and $1.5 million, respectively.

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

Overview

Turn Therapeutics is a clinical-stage biotechnology company developing targeted anti-inflammatory therapies for dermatologic conditions with high unmet needs. Turn’s lead investigational therapy, GX-03, is a potentially first-in-class, non-systemic topical therapy for the potential treatment of atopic dermatitis (AD) that acts via modulating release of key inflammatory signals involved in eczema and other inflammatory dermatological conditions.

GX-03 is currently being evaluated in an ongoing, randomized, double-blind, vehicle-controlled clinical study designed to assess its potential as a topical treatment for AD. An interim analysis was completed in June 2026 with 50 patients completed and based on the findings of the interim analysis, we expanded the trial to now enroll patients across the full Eczema Area Severity Index (EASI) from 1.1 and above. We intend to enroll additional 120-135 patients in the trial. Enrollment in trial is anticipated to complete in fourth quarter of 2026.

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

We have incurred operating losses since inception, and we expect to continue to incur losses for the foreseeable future. Our net losses were approximately $6.8 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $29.2 million. We anticipate that our expenses and operating losses will increase substantially for the foreseeable future due to the increase in research and development costs for later-stage clinical trials.

Other than any potential revenue from medical device or intellectual property out-licensing arrangements, we will not generate revenue in the future from product sales unless and until we successfully initiate and complete additional clinical development programs and obtain regulatory approval for one or more additional drug candidates. As a result, we will need substantial additional funding to support our continuing drug development and operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financing and from other sources of capital, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of our products. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $10.3 million and $5.1 million, respectively. We believe that our existing cash, cash equivalents and other short-term investments will be sufficient to fund our operating expenses and research and development expenses for development of GX-03 in AD into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section of our Annual Report titled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” for more details.

Core Products and Programs

GX-03 for Atopic Dermatitis (Lead Program)

GX-03 is a non-systemic topical therapy being developed for the potential treatment of AD. Preclinical studies demonstrated inhibition of cytokines associated with inflammatory skin disease, including IL-31, IL-36α/γ, and IL-4. GX-03 is currently being evaluated in a randomized, double-blind, vehicle-controlled, adaptive phase 2 clinical trial in adults with AD.

An interim analysis was completed at 50 patients completed (“Stage 1”) under the oversight of an independent interim data monitoring committee (“IDMC”) in order to review emerging signals of tolerability and efficacy in an effort to optimize the adaptive study design. We analyzed emerging signals and potential biomarkers from the interim dataset and expanded our trial to enroll additional 120-135 patients (“Stage 2”) across the entire EASI spectrum (EASI 1.1 and above) with moderate-severe lesions using the validated investigator global assessment (“vIGA-AD”) of 3 or 4. We also prospectively stratified the patients into different stratums based on EASI as follows:

●	EASI 1.1 – 7.0 (~ 60 patients, 1:1 randomized)

●	EASI 7.1 – 15.9 (~ 60 patients, 1:1 randomized)

●	EASI >16 (~ 16 patients, 1:1 randomized)

Enrollment in the trial continued during the interim analysis and as of June 30, 2026, we had an additional 21 patients enrolled that met the inclusion criteria of Stage 2. The efficacy population from Stage 2 will be evaluated using a single prespecified Hochberg multiple-testing method across four selected endpoints namely:

●	vIGA-AD Success (vIGA of 0/1 with ≥ 2 points improvement) at Week 4

●	EASI-75 (75% reduction in EASI from baseline) at Week 4

●	EASI-90 (90% reduction in EASI from baseline) at Week 8

●	EASI-100 (100% reduction in EASI from baseline) at Week 8

No major safety concerns or treatment-related adverse events were noted in Stage 1 of the trial.

GX-03 for Onychomycosis

GX-03 is also being advanced as a topical treatment for onychomycosis. In-vivo studies in a validated animal model demonstrated nail-plate penetration and significant reduction of fungal burden. Additional clinical program steps are expected to follow completion of the AD clinical program and related Investigational New Drug (“IND”) activities.

GX-03 for Hidradenitis Suppurativa

We also plan to evaluate GX-03 as a topical treatment for hidradenitis suppurativa (“HS”). In vivo studies in a validated animal model demonstrated GX-03’s potential to inhibit certain interleukins (ILs), including IL-36, a cytokine that has been implicated as an important driver of inflammation in HS pathogenesis. Additionally, GX-03 has been shown in-vitro to eliminate anaerobic bacteria known to contribute to HS symptoms. The formula has achieved antimicrobial claims in previous medical device iterations. The antimicrobial properties of GX-03, together with the observed inhibition of IL-36, provide a strong scientific rationale for exploring GX-03 as a potential treatment for HS. We plan to initiate a Phase 2a study to evaluate the safety and efficacy of GX-03 in HS in mid-2027 subject to capital availability.

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

Following our direct listing (the “Direct Listing”) on The Nasdaq Global Market (“Nasdaq”), we expect our general and administrative expenses to increase as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We also expect to incur higher equity-based compensation as we operate as a public company.

Research and Development Expenses

Research and development expenses reflect our ongoing investments into expanding the applications of our GX-03 formula, as well as in the development of medical devices utilizing our antimicrobial technologies. Our research and development costs also include expenses such as consulting costs, advisory costs, regulatory costs, salaries and wages for research and development related employees, information technology costs and overhead expenses.

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

Other Income

Other income includes interest income earned from cash equivalents of our highly liquid investments in money markets, interest expense under the Avenue Capital Loan Agreement, fair-value gain or loss from derivative liabilities, amortization of deferred offering cost and vendor credits.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025	Change	2026	2025	Change
Operating expenses:
General and administrative	$1,152,996	$1,303,846	$(150,850)	$2,258,325	$1,679,591	$578,734
Research & development	475,064	62,678	412,386	584,498	71,937	512,561
Total operating expenses	1,628,060	1,366,524	261,536	2,842,823	1,751,528	1,091,295
Loss from operations	(1,628,060)	(1,366,524)	(261,536)	(2,842,823)	(1,751,528)	(1,091,295)

Other income (expense):
Net loss from change in fair value of derivative liability instrument	(3,341,568)	-	(3,341,568)	(2,644,007)	-	(2,644,007)
Amortization of deferred offering cost	(638,747)	-	(638,747)	(1,116,394)	-	(1,116,394)
Interest income (expense), net	(241,359)	5,134	(246,493)	(223,219)	10,296	(233,515)
Other income	-	120,975	(120,975)	5,578	172,260	(166,682)
Total other income	(4,221,674)	126,109	(4,347,783)	(3,978,042)	182,556	(4,160,598)
NET LOSS	$(5,849,734)	$(1,240,415)	$(4,609,319)	$(6,820,865)	$(1,568,972)	$(5,251,893)

We did not generate any revenue or incur any cost of goods sold during the six months ended June 30, 2026 and 2025, as we continued to focus on the research and development of our drug candidates and medical devices.

General and administrative expenses decreased by $0.2 million from $1.3 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026. The decrease in operating expenses primarily resulted from decrease in professional fees of $0.7 million incurred in three months ended June 30, 2025 in relation to our Direct Listing which were offset by an increase in stock-based compensation expense due to vesting timing difference of $0.5 million during three months ended June 30, 2026.

General and administrative expenses increased by $0.6 million from $1.7 million for the six months ended June 30, 2025 to $2.3 million for the six months ended June 30, 2026. The increase in operating expenses primarily resulted from increase in stock-based compensation expense due to vesting timing difference of $0.6 million when compared to six months ended June 30, 2025.

Research and development expenses increased by $0.4 million from $62.7 thousand for the three months ended June 30, 2025 to $0.5 million for the three months ended June 30, 2026. The increase in research and development expenses primarily resulted from expenses incurred on our ongoing Phase-2 equivalent study of GX-03 in AD.

Research and development expenses increased by $0.5 million from $71.9 thousand for the six months ended June 30, 2025 to $0.6 million for the six months ended June 30, 2026. The increase in research and development expenses primarily resulted from expenses incurred on our ongoing Phase-2 equivalent study of GX-03 in AD.

Change in fair value of derivative liability instrument was a net loss of $3.3 million and $2.6 million during the three and six months ended June 30, 2026. The derivative liability instrument comprised of contingent warrant liability and the put option liability under the GEM Purchase Agreement (defined below) as well as contingent conversion option under the Avenue Capital Loan Agreement. Cumulative fair value of derivative liabilities from different instruments as of December 31, 2025 was $3.0 million and a remeasurement net loss due to change in fair value as of June 30, 2026 is $2.6 million. These derivative liability instruments either did not exist or did not have any material value as of June 30, 2025.

Amortization of deferred offering cost was approximately $1.1 million and $0 for the six months ended June 30, 2026 and 2025, respectively. Amortization of deferred offering cost was approximately $0.6 million and $0 for the three months ended June 30, 2026 and 2025, respectively. Deferred offering cost of $0.85 million was recorded as an asset for commitment fee under the GEM Purchase Agreement which became payable to GEM upon completion of the Direct Listing in October 2025. A $5.60 million deferred offering cost was recorded as an asset for the initial recognition of warrant issued on the Direct Listing to GEM under the GEM Purchase Agreement. A $0.72 million deferred offering cost was recorded as an asset for the debt discounts related to Tranche 2 of the Avenue Loan Agreement. The deferred offering cost related to commitment fee under the GEM Purchase Agreement is being amortized on straight line basis over the term of GEM Purchase Agreement, the deferred offering cost related to warrant is being amortized on straight-line basis over the term of the GEM Purchase Agreement and the deferred offering cost related to Tranche 2 of Avenue Loan Agreement will be transferred to debt discount upon draw-down of Tranche 2 or expensed if Tranche 2 is not withdrawn.

Interest expense net of interest income increased by $0.2 million from interest income of $5.1 thousand for three months ended June 30, 2025 to interest expense of $0.2 million during the three months ended June 30, 2026. The increase is primarily due to interest expense incurred under the Avenue Capital Loan Agreement that was executed in March 2026.

Interest expense net of interest income increased by $0.2 million from interest income of 10.3 thousand for six months ended June 30, 2025 to interest expense of $0.2 million during the six months ended June 30, 2026. The increase is primarily due to interest expense incurred under the Avenue Capital Loan Agreement.

Other income decreased by $0.1 million from $0.1 million for the three months ended June 30, 2025 to $0 for the three months ended June 30, 2026. The decrease was primarily due to a $120.96 thousand write-off of a historical outstanding balance to a vendor for a historic outstanding invoice during the three months ended June 30, 2025.

Other income decreased by $0.2 million from $0.2 million for the six months ended June 30, 2025 to $5.6 thousand for the six months ended June 30, 2026. The decrease was primarily due to a $120.96 thousand write-off of a historical outstanding balance to a vendor and $51.29 thousand discount received from another vendor against a historic outstanding invoice during six months ended June 30, 2025.

Liquidity and Capital Resources

Liquidity

As of June 30, 2026, we had $17.0 million in total assets, which included $10.3 million in cash and cash equivalents, $0.14 million in prepaid expenses and other current assets, $56.3 thousand in right of use assets, $0.9 million in intangible assets, $5.6 million as deferred offering cost and $8.6 thousand in security deposit. Our intangible assets primarily include capitalized legal costs related to the registration of patents and trademarks.

As of June 30, 2026, we had total liabilities of $16.3 million, including $2.6 million in current accounts payable and accrued expenses, $6.1 million in derivative liability instruments pursuant to outstanding warrants, put option liability and conversion option, $49.3 thousand in current portion of operating lease liability, $8.7 thousand in long term portion of lease liability, $6.1 million in long-term debt, net of debt discounts and $1.4 million in deferred revenue. The deferred revenue as of June 30, 2026 is attributable to a license agreement for our FleX Product which has been deferred due to unpredictable outcomes and timelines of the FDA approval process which cannot be reasonably estimated. We will continue to defer the recognition of revenue until FDA approval is achieved or sufficient information is available to make a reasonable estimate on the outcome and timelines.

Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2026 will be sufficient to fund our operating expenses and research and development expenses for development of GX-03 in AD into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that the accompanying unaudited condensed consolidated interim financial statements as of June 30, 2026 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. We currently anticipate that we will require up to approximately $60 to $65 million to complete our planned Phase 3 trials for AD and onychomycosis, and approximately $2.5 million for our Phase 2a study in HS, which we expect to fund through accessing the capital markets, including with additional issuances of equity and/or equity-linked securities. See the section titled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our condensed consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in our Annual Report for more information.

We intend to fund the operations of the Company for the next 12 months from, as of June 30, 2026, the cash and cash equivalents available of approximately $10.3 million, from new licensing deals for our FDA-cleared medical devices or any payments from our existing license for the FleX Product, and other equity or debt financings, as available.

On August 29, 2025, we entered into an amended and restated Share Purchase Agreement, which was further amended by a side letter dated as of September 24, 2025, and an amended and restated Registration Rights Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (as amended, the “GEM Purchase Agreement” and the “GEM Rights Agreement,” respectively, and together, the “GEM Agreements”), pursuant to which we are eligible to put certain shares of common stock to the selling stockholders, subject to certain volume and price restrictions. Under the GEM Agreements, GEM agreed to purchase up to $85.0 million in shares of our common stock subject to certain conditions and limitations, including the registration of our common stock on a national securities exchange. Accordingly, we expect to put shares of our common stock to GEM under the GEM Agreements as needed. On October 31, 2025, we issued the initial draw-down notice to GEM for 1,235,200 shares and GEM purchased 1,235,200 shares of common stock at approximately $3.29 per share resulting in gross proceeds of $4.1 million to us.

On March 23, 2026 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”), with Avenue Venture Opportunities Fund II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with Agent, “Avenue Capital”). The Loan Agreement makes available to us term loans in an aggregate principal amount of up to $25.0 million with (i) $7.0 million funded on March 24, 2026 (“Tranche 1”), (ii) up to $8.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to (a) dosing of first patients in a Phase 3 trial of onychomycosis, (b) raising $10.0 million via equity financing and (c) positive data in our ongoing Phase 2 clinical study of GX-03 for moderate-severe atopic dermatitis (“Tranche 2”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1, and Tranche 2, the “Loans”), to be funded between January 1, 2027 and June 30, 2028, subject to, among other things, (i) that we have drawn the full amount of Tranche 2, (ii) our achievement of a certain clinical milestone and (iii) the mutual written agreement between us and the Lender (upon the Lender’s investment committee approval).

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

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $2.6 million and consisted primarily of our net loss of $6.8 million, a $0.3 million outflow from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $0.7 million of stock-based compensation, $2.6 million non-cash fair value loss from derivative liability instruments and $29.0 thousand, $1.1 million and $0.1 million in amortization of intangible assets, deferred offering cost and debt discount, respectively.

Net cash used in operating activities during the six months ended June 30, 2025 was $0.8 million and consisted primarily of our net loss of $1.6 million, a $0.4 million inflow from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $0.1 million of stock-based compensation, $0.3 million advisory services expense that was settled through issuance of common stock and $24.9 thousand in amortization of intangible assets.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $18.0 thousand and consisted primarily of capitalization of patent related legal costs.

Net cash used in investing activities during the six months ended June 30, 2025 was $31.8 thousand and consisted primarily of capitalization of patent related legal costs.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $7.8 million and consisted of $1.1 million in proceeds from subscription receivable and $6.7 million in net proceeds from Avenue Capital Loan Agreement.

Net cash provided by financing activities during the six months ended June 30, 2025 was $3.1 million and consisted of $3.1 million in proceeds from the issuance of common stock under the Regulation Crowdfunding, Regulation A+ and Regulation D.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, fair value of derivative liabilities, and determination of right-of-use assets under lease transactions and related lease obligations. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may materially differ from these estimates and assumptions.

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

Income Taxes

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, the Company has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state net deferred tax assets, and, as a result, a full valuation allowance has been set against its net deferred tax assets as of June 30, 2026 and December 31, 2025. The amount of the deferred tax asset to be realized could be adjusted if estimates of future taxable income during the carry-forward period are reduced or increased. For the fiscal year ended December 31, 2025, the Company had federal cumulative net operating loss (“NOL”) carryforwards of approximately $14.5 million, and the Company had state NOL carryforwards of approximately $7.3 million. Utilization of some of the federal and state NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. The federal net operating loss carryforward is subject to an 80% limitation on taxable income, does not expire, and will carry on indefinitely.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2026, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

TURN THERAPEUTICS INC.

Date: August 12, 2026	By:	/s/ Bradley Burnam
Bradley Burnam
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Zuraiz Chaudhary
Zuraiz Chaudhary
(Principal Financial Officer and Principal Accounting Officer)

