Form 10-Q
period 2026-09-30
Turn Therapeutics Inc.
filed 2026-11-09
CIK 2023016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 30,572,704 shares of common stock, $0.0001 par value per share, outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

TURN THERAPEUTICS INC.

Condensed Consolidated Balance Sheets

(in US Dollars)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,363,975	$5,076,144
Prepaid expenses and other current assets	103,451	120,300
Deferred financing cost	614,070	-
Total current assets	11,081,496	5,196,444
Right-of-use asset	44,722	78,620
Intangible assets, net	912,673	922,171
Deferred offering cost	4,302,249	5,956,424
Security deposit	8,582	8,582
TOTAL ASSETS	$16,349,722	$12,162,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,417,544	$2,928,728
Derivative liability instrument	570,579	3,028,401
Current portion of debt, net of debt discount	444,204	-
Current portion of operating lease liability	46,345	46,295
Total current liabilities	3,478,672	6,003,424
Operating lease liability, net of current portion	-	34,081
Long-term debt, net of current portion and debt discount	5,740,860	-
Deferred revenue	1,438,013	1,438,013
TOTAL LIABILITIES	10,657,545	7,475,518
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common Stock, $0.0001 par value, 500 million Common Stock shares authorized at September 30, 2026 and December 31, 2025; 30,532,704 and 29,445,183 Common Stock shares issued at September 30, 2026 and December 31, 2025, respectively	3,053	2,944
Additional paid-in capital	41,130,950	28,143,872
Subscription receivable	-	(1,070,000)
Accumulated deficit	(35,441,826)	(22,390,093)
Total stockholders’ equity	5,692,177	4,686,723
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,349,722	$12,162,241

See accompanying notes to condensed consolidated financial statements.

TURN THERAPEUTICS INC.

Condensed Consolidated Statements of Operations

(Unaudited; in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$1,379,245	$1,754,856	$3,637,573	$3,434,442
Research and development	605,197	158,699	1,189,697	230,636
Total operating expenses	1,984,442	1,913,555	4,827,270	3,665,078
Loss from operations	(1,984,442)	(1,913,555)	(4,827,270)	(3,665,078)

Other income (expense):
Net loss from change in fair value of derivative liability instrument	(3,343,491)	-	(5,987,498)	-
Amortization of deferred offering and financing costs	(640,122)	-	(1,756,520)	-
Interest expense	(341,208)	-	(703,502)	-
Interest income	83,973	5,111	223,057	15,408
Other income (expense)	(5,578)	4,260	-	176,520
Total other income (expense)	(4,246,426)	9,371	(8,224,463)	191,928
NET LOSS	$(6,230,868)	$(1,904,184)	$(13,051,733)	$(3,473,150)

Basic and diluted net loss per common share	$(0.21)	$(0.07)	$(0.44)	$(0.13)
Weighted-average common shares outstanding, basic and diluted	30,137,336	27,975,207	29,802,800	27,479,246

See accompanying notes to condensed consolidated financial statements.

TURN THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited; in US Dollars)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
As at December 31, 2025	29,445,183	$2,944	$28,143,872	$(1,070,000)	$(22,390,093)	$4,686,723
Issuance of common stock under Avenue Capital Loan Agreement	342,857	34	1,050,933	-	-	1,050,967
Cash receipt from stock subscription receivable	-	-	-	1,070,000	-	1,070,000
Stock-based compensation expense	-	-	280,830	-	-	280,830
Net loss	-	-	-	-	(970,972)	(970,972)
As at March 31, 2026	29,788,040	$2,978	$29,475,635	$-	$(23,361,065)	$6,117,548
Stock-based compensation expense	-	-	419,233	-	-	419,233
Net loss	-	-	-	-	(5,849,893)	(5,849,893)
As at June 30, 2026	29,788,040	$2,978	$29,894,868	$-	$(29,210,958)	$686,888
Issuance of common stock under Regulation D, net of issuance costs	165,000	17	1,640,993	-	-	1,641,010
Issuance of common stock upon exercise of warrant	579,664	58	8,881,884	-	-	8,881,942
Stock-based compensation expense	-	-	713,205	-	-	713,205
Net loss	-	-	-	-	(6,230,868)	(6,230,868)
As at September 30, 2026	30,532,704	$3,053	$41,130,950	$-	$(35,441,826)	$5,692,177

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares*	Amount*	Capital	Receivable	Deficit	(Deficit)
As at December 31, 2024	26,845,690	$2,685	$19,015,896	$-	$(19,196,013)	$(177,432)
Issuance of common stock under Regulation Crowdfunding, net of issuance costs	215,972	22	777,770	-	-	777,792
Issuance of common stock under Regulation D, net of issuance costs	139,436	14	220,286	-	-	220,300
Issuance of common stock in exchange for advisory services	54,466	5	249,995	-	-	250,000
Stock-based compensation expense	-	-	76,597	-	-	76,597
Net loss	-	-	-	-	(328,547)	(328,547)
As at March 31, 2025	27,255,564	$2,726	$20,340,544	$-	$(19,524,560)	$818,710
Issuance of common stock under Regulation A+, net of issuance costs	83,610	8	280,484	(247,234)	-	33,258
Issuance of common stock under Regulation D, net of issuance costs	636,032	64	2,515,549	(400,082)	-	2,115,531
Issuance of common stock upon exercise of warrants	47,620	4	234	-	-	238
Stock-based compensation expense	-	-	47,184	-	-	47,184
Net loss	-	-	-	-	(1,240,425)	(1,240,425)
As at June 30, 2025	28,022,826	$2,802	$23,183,995	$(647,316)	$(20,764,985)	$1,774,496
Cash receipt from stock subscription receivable	-	-	-	594,617	-	594,617
Stock-based compensation expense	-	-	39,084	-	-	39,084
Net loss	-	-	-	-	(1,904,184)	(1,904,184)
As at September 30, 2025	28,022,826	$2,802	$23,223,079	$(52,699)	$(22,669,169)	$504,013

*	Retroactively adjusted for 2-for-1 forward stock split.

See accompanying notes to condensed consolidated financial statements.

TURN THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in US Dollars)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,051,733)	$(3,473,150)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	43,663	38,591
Stock-based compensation expense	1,413,268	162,865
Common stock issued in exchange for services	-	250,000
Non-cash operating lease effect	(133)	1,165
Net loss from change in fair value of derivative liability instrument	5,987,498	-
Amortization of deferred offering and financing costs	1,756,520	-
Amortization of debt discount	248,550	-
Changes in operating assets and liabilities:
Prepaids and other current assets	7,977	36,742
Accounts payable and accrued expenses	(511,184)	1,597,153
Net cash used in operating activities	(4,105,574)	(1,386,634)

Cash flows from investing activities:
Purchases of intangible assets	(34,165)	(121,545)
Net cash used in investing activities	(34,165)	(121,545)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,641,010	3,147,119
Cash receipt from stock subscription receivable	1,070,000	594,617
Proceeds from Avenue Capital Loan Agreement	6,716,560	-
Net cash provided by financing activities	9,427,570	3,741,736

Net increase in cash and cash equivalents	5,287,831	2,233,557
Cash and cash equivalents at beginning of the period	5,076,144	872,599
Cash and cash equivalents at end of the period	$10,363,975	$3,106,156

Supplemental cash flow data:
Cash paid for interest on term loan	$364,437	$-
Supplemental disclosure of non-cash activities
Issuance of common stock under Avenue Capital Loan Agreement of which $560,516 was recorded as deferred financing cost asset relating to Tranche 2	$1,050,967	$-
Derivative liability recognized for conversion option under the Avenue Capital Loan Agreement	$436,622	$-
Final payment fee recognized at present value under the Avenue Capital Loan Agreement	$174,571	$-
Issuance of common stock upon cashless exercise of warrant under Share Purchase Agreement and extinguishment of related derivative liability	$8,881,942	$-

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

We are a clinical-stage biotechnology and medical device development company built around our proprietary platform technology called PermaFusion® designed to enhance drug performance. Our primary drug development programs focus on dermatological diseases, including eczema, hidradenitis suppurativa and onychomycosis. We also have a portfolio of Food and Drug Administration (the “FDA”) cleared medical devices. We are also developing an intranasal vaccine with sufficient thermostability for rapid deployment for pandemic response.

Direct Listing

On October 8, 2025, we completed the direct listing (the “Direct Listing”) of our common stock on The Nasdaq Global Market (“Nasdaq”) under the ticker symbol “TTRX.”

2. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and pursuant to the instructions of the Securities and Exchange Commission (the “SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Further, the results of our operations for any interim periods are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2025, has been derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026.

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

Liquidity and Going Concern

As of September 30, 2026, we had approximately $10.4 million of cash and cash equivalents and working capital of approximately $7.6 million. We have a relatively limited operating history, and the revenue and income potential of our business and market are unproven. We have experienced net losses and negative cash flows from operations since inception and, as of September 30, 2026, we had an accumulated deficit of $35.4 million. During the nine months ended September 30, 2026, we incurred a net loss of $13.1 million and had cash outflows from operations of $4.1 million. We will continue to incur costs and expenses related to our ongoing operations until we successfully commercialize, develop, obtain regulatory approval for, and gain market acceptance of products and product candidates and achieve revenues adequate to support our operations.

From inception through September 30, 2026, we have funded our operations primarily with proceeds from the sale of common stock, including through exempt offerings under Regulation Crowdfunding, Regulation A+ and Regulation D, draw-down from our Share Purchase Agreement (Note 6), proceeds from debt financings as well as through proceeds from license and collaboration agreements. Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and research and development expenses for development of GX-03 in our currently ongoing atopic dermatitis (“AD”) program and hidradenitis suppurativa (“HS”) program into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that these condensed consolidated financial statements as of September 30, 2026 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments which potentially subject us to significant concentration of credit risk consist of cash and cash equivalents. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to significant credit risk due to the nature of the instruments held in the depository institutions. As of September 30, 2026 and December 31, 2025, cash and cash equivalents exceeded Federal Deposit Insurance Corporation insured limits by $9.9 million and $4.5 million, respectively.

A significant portion of our accounts payable and accrued expenses are concentrated with one vendor namely Davis Polk & Wardwell LLP, a related party (Note 13), having a balance of approximately $1.1 million which represents approximately 47% of our accounts payable and accrued expenses as of September 30, 2026. The amount owed to the same vendor as of December 31, 2025 was approximately $1.5 million, which represents approximately 51% of our accounts payable and accrued expenses.

Cash and Cash Equivalents

Cash and cash equivalents are considered to be highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents primarily represent funds invested in readily available money market securities. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalent balances deposited at multiple major financial institutions.

Intangible Assets

We capitalize costs associated with obtaining patents and trademarks. Patents are amortized over the estimated useful life of 20 years and trademark costs are indefinitely lived.

Deferred Financing Cost

Deferred financing cost consists of costs we incur directly in connection with obtaining debt financing that has not yet been drawn, such as costs allocated to undrawn tranches under a loan facility. These costs may be paid in cash or settled by issuing equity instruments. Costs settled in equity instruments are measured at their fair value on the date they are issued.

Deferred financing cost is recorded as an asset on the condensed consolidated balance sheets and amortized over the draw window to which it relates. When we draw on the related debt, any unamortized balance of deferred financing cost related to that debt is reclassified as a debt discount, presented as a direct deduction from the carrying amount of the debt. If we determine that the related debt will not be drawn, or the availability period expires, the remaining unamortized balance of deferred financing cost is expensed in the condensed consolidated statements of operations in that period.

Deferred Offering Cost

Deferred offering cost consists of costs we incur directly in connection with securing access to future equity financing, such as equity line facilities. These costs may be paid in cash or settled by issuing equity instruments, such as common stock or warrants. Costs settled in equity instruments are measured at their fair value on the date they are issued.

Deferred offering cost is recorded as an asset on the condensed consolidated balance sheets. It is amortized on a straight-line basis over the term of the related agreement. The amortization is recognized as expense in the condensed consolidated statements of operations.

Derivatives

Derivative financial instruments, including the liability instrument, are recorded at fair value on the condensed consolidated balance sheets. Liabilities classified as derivatives are remeasured at their fair value at each reporting date, with decreases or increases in the fair value recognized as other gain or loss, respectively, within the condensed consolidated statements of operations. Equity classified derivatives are not remeasured at each reporting date. If a liability classified derivative becomes eligible for reclassification to an equity classified derivative, any gains or losses recognized up to the point of reclassification are not reversed.

Debt

We initially record debt at the principal amount borrowed, net of any debt discount. Debt discount includes the following; (i) fees paid to the lender, (ii) third-party costs directly attributable to obtaining the debt including legal fees, (iii) the fair value of equity instruments issued to the lender, (iv) the fair value of any embedded features that are separated from the debt and accounted for as derivative liabilities, and (v) the present value of any final payment fee due at maturity or prepayment.

When a loan facility is funded in more than one tranche, costs that relate to the whole facility are allocated between the funded and unfunded tranches. The portion allocated to an unfunded tranche is accounted for under our deferred financing cost policy.

Debt discount is presented as a direct deduction from the carrying amount of the related debt on the condensed consolidated balance sheets. It is amortized to interest expense using the effective interest rate method over the term of the debt. Any final payment fee is accreted to interest expense over the same period.

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

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A framework is used for measuring fair value utilizing a three-tier hierarchy or levels that prioritizes the inputs to valuation techniques used to measure fair value.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt certain new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The guidance in ASU 2024-03 aims to improve disclosures around an entity’s expenses. Upon adoption, companies will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating this standard’s potential impact on our disclosures.

Although there were several other new accounting pronouncements issued or proposed by the FASB, we do not believe any of those accounting pronouncements have had or will have a material impact on our financial position or operating results.

3. FAIR VALUE MEASUREMENTS

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses, accounts payable and accrued expenses and other liabilities are shown at their historical values which approximate their fair values. The debt is being reflected in the condensed consolidated balance sheets at amortized cost.

The following tables present the financial instruments carried at fair value on a recurring basis:

	As at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,432,958	$-	$-	$9,432,958

Liabilities
Derivative liability instrument	$-	$-	$570,579	$570,579

	As at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,027,862	$-	$-	$4,027,862

Liabilities
Derivative liability instrument	$-	$-	$3,028,401	$3,028,401

Cash equivalents primarily represent funds invested in readily available money market securities.

As at September 30, 2026, derivative liability instrument includes the contingent put option liability under the Share Purchase Agreement (Note 6) as well as contingent conversion option under the Avenue Capital Loan Agreement (Note 8). The fair value of the contingent put option liability was $0.14 million and fair value of contingent conversion option was $0.43 million as at September 30, 2026. The warrant liability was derecognized upon the cashless exercise of the warrant on August 13, 2026 (Note 6).

As at December 31, 2025, derivative liability instrument includes contingent warrant liability and the contingent put option liability under the Share Purchase Agreement (Note 6). The fair value of the warrant liability was $2.8 million and the fair value of the contingent put option liability was $0.2 million at December 31, 2025.

The following table summarizes the activity related to Level 3 financial liabilities for the nine months ended September 30, 2026:

Derivative Liability Instrument
Fair value at December 31, 2025	$3,028,401
Addition to derivative liability for conversion option under Avenue Capital Loan Agreement	436,622
Decrease in fair value of derivative liability for conversion option under Avenue Capital Loan Agreement	(6,386)
Decrease in fair value of put option liability under Share Purchase Agreement	(62,528)
Increase in fair value of warrant derivative liability under Share Purchase Agreement	6,056,412
Cashless exercise of warrant under Share Purchase Agreement resulting in derecognition of warrant derivative liability	(8,881,942)
Fair value at September 30, 2026	$570,579

The following table summarizes the gains recognized in the condensed consolidated statements of operations related to derivative instruments that were outstanding as of September 30, 2026 and were not designated as hedging instruments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives
Put option liability under the Share Purchase Agreement	$12,494	$-	$62,528	$-
Embedded conversion option under the Avenue Capital Loan Agreement	6,039	-	6,386	-
Total gain	$18,533	$-	$68,914	$-

The following table summarizes the losses recognized in the condensed consolidated statements of operations related to the warrant derivative instrument that was exercised on August 13, 2026 and was not designated as a hedging instrument for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrant liability under the Share Purchase Agreement	$(3,362,024)	$-	$(6,056,412)	$-

As at August 12, 2026 (one day prior to warrant exercise date, i.e. August 13, 2026) and December 31, 2025, the warrant liability value for the warrant issued to investor under the Share Purchase Agreement (Note 6) was determined using a Monte Carlo simulation. Inputs used in the Monte Carlo simulation are as below:

	As at August 12, 2026	As at December 31, 2025
Risk-free interest rate	4.21%	3.54%
Dividend yield	-	-
Term (years)	2.16	2.77
Annual volatility	95.1%	94.4%
Closing stock price	$10.54	$3.94

As at September 30, 2026 and December 31, 2025, the put contract derivative liability was remeasured using a Black-Scholes option valuation model, followed by a series of contractual adjustments. Inputs used in Black-Scholes model were as follows:

	As at September 30, 2026	As at December 31, 2025
Risk-free interest rate	4.88%	3.61%
Dividend yield	-	-
Term (years)	2.02	2.77
Annual volatility	91.9%	87.7%
Closing stock price	$14.39	$3.94

As at September 30, 2026, the conversion derivative liability value for the conversion option under the Avenue Capital Loan Agreement (Note 8) was determined using a Monte Carlo simulation. Inputs used in the Monte Carlo simulation are as below:

	As at September 30, 2026	As at March 31, 2026
Risk-free interest rate	5.00%	3.87%
Dividend yield	-	-
Term (years)	3.01	3.50
Annual volatility	87.7%	88.5%
Closing stock price	$14.39	$3.20

4. DEFERRED OFFERING AND FINANCING COSTS

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

Upon entering the Loan and Security Agreement (Note 8), we recorded the portion of debt issuance costs allocated to Tranche 2 as deferred financing cost asset on the condensed consolidated balance sheets. The deferred financing cost relating to Tranche 2 will be amortized on a straight-line basis in the condensed consolidated statement of operations over the Tranche 2 draw-down period (i.e. from September 2026 through March 2027) as long as the Tranche 2 draw remains probable. If Tranche 2 is drawn, any unamortized balance of deferred financing cost outstanding as of the draw date will be reclassified as debt discount. If it is no longer probable that Tranche 2 will be drawn, any unamortized balance will be expensed immediately.

The following table summarizes the activity related to deferred offering cost for the nine months ended September 30, 2026:

Amount
As at December 31, 2025	$5,956,424
Amortization of deferred offering cost	(1,654,175)
As at September 30, 2026	$4,302,249

The following table summarizes the activity related to deferred financing cost for the nine months ended September 30, 2026:

Amount
As at December 31, 2025	$-
Addition – Avenue Tranche 2 deferred financing cost on March 23, 2026	716,415
Amortization of deferred financing cost	(102,345)
As at September 30, 2026	$614,070

As of September 30, 2026, the expected future amortization of deferred offering and financing costs assuming that we do not draw the Tranche 2 under the Loan and Security Agreement is as follows:

Amount
2026-Q4	$844,816
2027	2,458,159
2028	1,613,344
Total	$4,916,319

5. CAPITALIZATION AND EQUITY TRANSACTIONS

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.0001 per share. As at September 30, 2026 and December 31, 2025, 30,532,704 and 29,445,183 shares of our common stock were issued and outstanding, respectively.

Preferred Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock with par value of $0.0001 per share. As at September 30, 2026 and December 31, 2025, no shares of our preferred stock were issued and outstanding.

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

2026 Regulation D Offering

In August 2026, we issued an aggregate of 165,000 shares of our common stock to accredited investors in a private placement pursuant to Regulation D at a price of $10.00 per share, for gross proceeds of approximately $1.65 million. We also granted certain registration rights to investors with respect to shares acquired under this offering.

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

Upon the Direct Listing, we issued warrants to certain investor under the Share Purchase Agreement (Note 6) to purchase 1,192,207 shares of our common stock at an exercise price of $5.03. On August 13, 2026, the investor exercised the warrant in full, on a cashless basis, and we issued 579,664 shares of our common stock (Note 6).

As of September 30, 2026, the following common stock warrants were outstanding:

Number of Common Shares	Exercise price	Expiration
underlying warrants	per share	date
40,124	$3.25	July 29, 2029

The weighted-average exercise price of all outstanding warrants as of September 30, 2026 is $3.25. All outstanding warrants are exercisable by the holder by payment in cash of the stated exercise price per share or through cashless exercise.

6. SHARE PURCHASE AGREEMENT

In December 2024, we entered into a share purchase agreement with a certain investor for the sale of our common stock of up to $75.0 million (the “Aggregate Limit”) contingent upon us achieving a public listing of our common stock. The agreement allows us to issue common stock to the investor, within three (3) years from public listing, at 90% of the average daily closing price during the draw-down pricing period and the draw-down amount not exceeding 300% of the average trading volume of 15 days immediately preceding the draw-down exercise date. The agreement allows us to put restrictions on stock sales volume by investor, prohibitions on short selling by investor and us being able to set a threshold ‘floor’ price (“Threshold Price”) during draw-down periods.

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

In August 2025, the Share Purchase Agreement was further amended to make changes to the registration rights of the investor and the timing of such registrations. This amendment did not materially change any key terms including the Aggregate Limit, the commitment fee, underlying warrants issuable under the agreement and the draw-down pricing and timing including the initial draw-down. In September 2025, we also entered into a side letter with the investor that limits the Threshold Price to be $1.00 per share that we can set during any draw-down period.

On the date of Direct Listing, we issued a warrant to the investor granting the right to purchase 1,192,207 shares of our common stock representing 4% of our fully diluted outstanding shares at an exercise price of $5.03. The warrant was recognized at fair value on the issuance date as a derivative liability using a Monte Carlo valuation method with offsetting debit to deferred offering cost asset recorded on the condensed consolidated balance sheets. The fair value of the warrant was remeasured at August 12, 2026 (prior to the warrant exercise date) and December 31, 2025 using the same valuation methodology, and the resulting gain or loss is recognized in condensed consolidated statement of operations.

The investor was also entitled to a 1% commitment fee of the Aggregate Limit, either in cash or common stock, which was settled through issuance of 161,905 shares of our common stock. The commitment fee was initially recorded on the condensed consolidated balance sheets as a deferred offering cost with subsequent amortization, on a straight-line basis over the term of the agreement with amortization expense recognized in condensed consolidated statement of operations.

On October 31, 2025, we issued the Initial Draw-Down Notice for 1,235,200 shares of common stock to investor and the draw-down period for the initial draw-down was extended from 10 trading days to 30 trading days by mutual agreement between us and the investor. The investor advanced us $3.0 million. On the closing date of the initial draw-down notice, i.e., December 15, 2025, the investor accepted 1,235,200 shares at a price of approximately $3.29 per share resulting in gross proceeds of $4.1 million, of which $3.0 million was received as an advance on October 31, 2025 and $1.1 million was recorded as subscription receivable as of December 31, 2025 which was received in March 2026.

On August 13, 2026, the investor exercised the warrant to purchase 1,192,207 shares of our common stock in full on a cashless basis and we issued 579,664 shares of our common stock. The warrant derivative liability was remeasured to its fair value of $8.9 million prior to exercise date and the related loss was recognized in statement of operations. The warrant derivative liability was derecognized, with a corresponding increase to common stock and additional paid-in capital.

7. STOCK-BASED COMPENSATION

Stock Option Plans

2018 Stock Option Plan

In 2018, the Board authorized the Stock Option Plan (which may be referred to as the “2018 Plan”). 2,000,000 shares of our common stock were originally reserved to be issued under the Plan and in July 2024, the Board amended the 2018 Plan to decrease the shares reserved to 1,508,934. As at September 30, 2026, no options were available for grant under the 2018 Plan and 1,508,934 shares of our common stock were outstanding under the 2018 Plan subject to option exercise by the holders.

2024 Stock Option Plan

In 2024, the Board authorized a new Stock Option Plan (which may be referred to as the “2024 Plan”). 891,066 shares of our common stock were reserved to be issued under the 2024 Plan, which provides for the grant of shares of stock options to employees, non-employee directors, and non-employee consultants. As of September 30, 2026, 697,816 options to purchase shares of our common stock were available for grant and 193,250 shares of our common stock were outstanding under the 2024 Plan subject to option exercise by the holders and vesting restrictions.

2025 Omnibus Incentive Plan

In September 2025, the Board authorized the 2025 Omnibus Plan (which may be referred to as the “2025 Plan”). 3,000,000 shares of our common stock were reserved to be issued under the 2025 Plan, which provides for the grant of shares of stock options, restricted stock units and other equity-based instruments to employees, directors, non-employee directors and consultants among others. As of September 30, 2026, 1,781,134 shares of our common stock were available for grant and 1,156,984 shares of our common stock were outstanding under the 2025 Plan subject to option exercise by the holders and vesting restrictions.

The following table summarizes option activity for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price per Share (USD)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (USD)
Outstanding at January 1, 2026	1,942,184	$3.26	4.42	$1,316,106
Granted	916,984	5.45	-	-
Exercised	-	-	-	-
Cancelled/expired	-	-	-	-
Outstanding at September 30, 2026	2,859,168	$3.96	5.55	$29,812,334
Exercisable at September 30, 2026	1,844,551	$2.78	2.20	$21,416,448

We use the Black-Scholes option pricing model with the following assumptions to estimate the stock-based compensation expense:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.97% - 4.58%	4.40% - 4.43%
Dividend yield	-	-
Weighted-average expected holding period (years)	5.71	5.62
Weighted-average volatility	81.04%	86.71%
Estimated forfeiture rates for options granted	-	-

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

Cumulative grant date fair value of all options granted during the nine months ended September 30, 2026 and 2025 is approximately $3.5 million and $0.4 million, respectively.

As of September 30, 2026, the unrecognized stock-based compensation expense was $3.8 million, which is expected to be recognized over a period of approximately 3.92 years.

Restricted Stock Units

RSUs granted to directors under the plans generally vest over one year and as of September 30, 2026 and December 31, 2025, all RSU grants were to directors. We recognize the stock-based compensation expense relating to RSUs over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of January 1, 2026	40,000	$10.00
Granted	21,882	4.57
Vested	-	-
Forfeited	-	-
Unvested restricted stock units as of September 30, 2026	61,882	$8.08

Cumulative grant date fair value of RSUs granted during the nine months ended September 30, 2026 and 2025 is approximately $0.1 million and $0, respectively.

As of September 30, 2026, unrecognized stock-based compensation expense related to RSUs was approximately $0.03 million. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.3 years from September 30, 2026. No RSUs vested during the nine months ended September 30, 2026 and 2025.

Stock-Based Compensation Expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expense	$663,304	$39,084	$1,355,271	$162,865
Research and development expense	49,901	-	57,997	-
	$713,205	$39,084	$1,413,268	$162,865

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

The Loan Agreement makes available to us term loans in an aggregate principal amount of up to $25.0 million with (i) $7.0 million funded on March 24, 2026 (“Tranche 1”), (ii) up to $8.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to (a) dosing of first patients in a Phase 3 trial of Onychomycosis, (b) raising $10.0 million via equity financing and (c) positive data in our ongoing Phase 2 clinical study of GX-03 for moderate-severe atopic dermatitis (“Tranche 2”). As of September 30, 2026, the conditions to draw Tranche 2 had not been met. We concluded that it is probable that the conditions will be met and Tranche 2 will be drawn before the availability period ends on March 31, 2027. The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 3” and collectively with Tranche 1, and Tranche 2, the “Loans”), to be funded between January 1, 2027 and June 30, 2028, subject to, among other things, (i) that we have drawn the full amount of Tranche 2, (ii) our achievement of a certain clinical milestone and (iii) the mutual written agreement between us and the Lender (upon the Lender’s investment committee approval).

The Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.50% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Loans are secured by a lien upon and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The loan matures on 42nd month anniversary (September 2029) of the Closing Date (the “Maturity Date”). The Loan Agreement does not contain any minimum cash requirement or other financial covenants.

We will make interest-only payments on the Loans until the 15-month anniversary (June 2027) of the Closing Date, subject to (i) a 9-month (to March 2028) extension, so long as Tranche 2 has been funded and (ii) an additional 6-month (to September 2028) extension if we achieve the Discretionary Tranche 3 milestone. The Loan principal is repayable in equal monthly installments from the end of the interest-only period to the Maturity Date.

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

Pursuant to the Loan Agreement, the Lender will have the right to convert initially up to $2.0 million of the outstanding principal of the Loans (the “Conversion Option”) at a price per share equal to 80% of the trading price on the date of conversion, subject to certain terms and conditions, including beneficial ownership limitations. Upon draw-down of Tranche 2, the Conversion Option will be increased by $1.0 million. The Conversion Option shall terminate on the loan payoff. On the Closing Date, the conversion option was initially accounted for as an embedded derivative liability with subsequent changes in fair value recognized in statement of operations. Refer to Note 3 for more details on fair-value methodology adopted and the inputs used.

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

We amortize debt discount as interest expense using the effective interest rate method through the maturity date. We accrete the Final Payment Fee as interest expense using the interest method through the maturity date. The effective interest rate on Tranche 1, including amortization of the debt discount and accretion of the Final Payment Fee, was approximately 22.56%. Interest expense using the effective interest rate method for the three and nine months ended September 30, 2026 was $0.3 million and $0.7 million, respectively. Contractual interest expense for the three and nine months ended September 30, 2026 was $0.2 million and $0.5 million, respectively.

As of September 30, 2026, the debt, without giving consideration to the extendable interest-only period, consists of the following:

Amount
Gross Principal Amount	$7,000,000
Add: gross Final Payment Fee	262,500
Less: unamortized debt discount	(1,003,258)
Less: present value discount on Final Payment Fee	(74,178)
Total debt	6,185,064
Less: current portion, net of discounts	(444,204)
Long-term debt, net of current portion and debt discount	$5,740,860

As of September 30, 2026, without giving consideration to the extendable interest-only period, principal payments of debt including the final payment fee are as follows:

Amount
2026*	$-
2027	1,296,296
2028	3,111,111
2029	2,855,093
Total	$7,262,500

*	2026 represents only the remaining three months from September 30, 2026.

9. INCOME TAXES

We had no current or deferred federal and state income tax expense or benefit for the periods presented because we generated net operating losses, and currently we do not believe it is more likely than not that the net operating losses will be realized and as a result, we have recorded full valuation allowance for the periods presented.

10. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(6,230,868)	$(1,904,184)	$(13,051,733)	$(3,473,150)
Denominator:
Weighted-average common shares outstanding, basic and diluted	30,137,336	27,975,207	29,802,800	27,479,246
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.07)	$(0.44)	$(0.13)

Our potentially dilutive securities, which include or have included outstanding stock options, certain warrants and conversion option under the Avenue Capital Loan Agreement have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

We excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As at September 30,
	2026	2025
Outstanding options under the Amended and Restated 2018 Stock Option Plan, 2024 Stock Option Plan and 2025 Omnibus Incentive Plan	2,859,168	1,731,918
Outstanding RSUs under the 2025 Omnibus Incentive Plan	61,882	-
Outstanding warrants	40,124	40,124
Potential shares issuable upon conversion of debt under the Avenue Capital Loan Agreement*	391,236	-
	3,352,410	1,772,042

*	Calculated using the if-converted method based on the average closing market price of our common stock for the nine months ended September 30, 2026.

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

Indemnification Obligations

We entered into indemnification agreements with our officers and directors that require us to indemnify such individuals for certain events or occurrences while each such officer or director is, or was, serving at our request in such capacity. The maximum potential future payments we could be required to make is, in many cases, unlimited. We have directors’ and officers’ liability insurance coverage that limits our exposure and enables us to recover a portion of any future amounts to be paid.

12. SEGMENT REPORTING

Our CODM is our Chief Executive Officer. The CODM uses net loss, as reported on our condensed consolidated statements of operations, in evaluating performance and determining how to allocate resources. The CODM does not review assets in evaluating the results and therefore, such information is not presented.

The following table provides the segment expenses and income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses
Personnel-related expenses	$(1,064,147)	$(202,360)	$(2,346,281)	$(592,459)
External research and development expenses	(471,064)	(158,699)	(1,003,957)	(230,636)
Legal, professional and consulting expenses	(272,517)	(1,363,192)	(848,211)	(2,430,919)
Corporate expenses	(176,714)	(189,304)	(628,821)	(411,064)
Other Income (Expense)
Other segment income (loss)	(4,246,426)	9,371	(8,224,463)	191,928
Segment net loss	$(6,230,868)	$(1,904,184)	$(13,051,733)	$(3,473,150)

Other segment income (expense) includes total other income (expense), net on the condensed consolidated statements of operations.

13. RELATED PARTY TRANSACTIONS

In March 2025, we engaged Davis Polk & Wardwell LLP (“Davis Polk”) to provide legal advisory services in connection with the Direct Listing. On September 30, 2025, Mr. Arthur Golden, a senior counsel at Davis Polk, joined our Board of Directors, establishing a related-party relationship between the Company and Davis Polk.

During the nine months ended September 30, 2026 and 2025, the Company incurred legal expenses of approximately $0.1 million and $1.2 million, respectively, which were recognized in general and administrative expense in the statements of operations. During the nine months ended September 30, 2026 and 2025, we made payments to Davis Polk of $0.5 million and $0, respectively. As of September 30, 2026 and December 31, 2025, amounts payable to Davis Polk for legal services were approximately $1.1 million and $1.5 million, respectively.

In August 2026, we were offering our common stock under Regulation D at $10 per share. Mr. Joshua Burnam, brother of our CEO and therefore a related party, purchased 8,500 shares at $10 per share resulting in gross proceeds of $85,000.

In September 2026, we engaged PJT Partners (“PJT”), a related party due to Martin Dewhurst, our director, being a senior advisor at PJT. The engagement with PJT provides them with a right to advise us on any strategic transactions, including a change-of-control transaction with fees to be negotiated in good faith. PJT is also entitled to a 5.00% fee on gross proceeds in an equity transaction if PJT is engaged by us as sole-placement agent and $50,000 maximum reimbursable expenses. During the nine months ended September 30, 2026 and as of that date, PJT was not engaged as sole-placement agent and no expenses or fees were incurred under this arrangement.

14. SUBSEQUENT EVENTS

We have evaluated subsequent events through issuance and have identified the following material events and transactions that occurred:

On October 29, 2026, the Company issued a Draw-down Notice to the investor under the Share Purchase Agreement. The draw-down period for the draw-down is 15 trading days and we have put 272,642 shares to the investor under the draw-down with a threshold price of $10.00 per share. The investor advanced us $2.7 million for the shares and the final amount and number of shares will be determined at the end of draw-down period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements and related notes and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Turn Therapeutics is a clinical-stage biotechnology company developing targeted anti-inflammatory therapies for dermatologic conditions with high unmet needs. Turn’s lead investigational therapy, GX-03, is a potentially first-in-class, non-systemic topical therapy for the potential treatment of inflammatory skin conditions such as atopic dermatitis (“AD”) that acts via modulating release of key inflammatory signals involved in eczema and other inflammatory dermatological conditions.

GX-03 is currently being evaluated in an ongoing, randomized, double-blind, vehicle-controlled, staged clinical study designed to assess its potential as a topical treatment for AD. Phase 2a/Stage 1 of the trial was completed in June 2026 with 50 patients (“Phase 2a”) completed and based on the findings of the Phase 2a, Phase 2b/Stage 2 was optimized to better identify GX-03’s signal and target population. We intend to enroll 120-136 patients in Phase 2b/Stage 2 of the trial (“Phase 2b”). Topline results from Phase 2b are expected in the first quarter of 2027.

In addition to AD, GX-03 is being advanced for onychomycosis and hidradenitis suppurativa (HS). Our historical medical device portfolio, which includes K183681, K160872, and K171191, also provides background tolerability and feasibility experience with the formula. K183681 has been licensed to Medline Industries, LP (“Medline”) under a license and supply agreement. See the section of our Annual Report titled “Business – Marketing – Medline Agreement” for a more detailed description of this agreement.

We have incurred operating losses since inception, and we expect to continue to incur losses for the foreseeable future. Our net losses were approximately $13.1 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $35.4 million. We anticipate that our expenses and operating losses will increase substantially for the foreseeable future due to the increase in research and development costs for later-stage clinical trials.

Other than any potential revenue from medical device or intellectual property out-licensing arrangements, we will not generate revenue in the future from product sales unless and until we successfully initiate and complete additional clinical development programs and obtain regulatory approval for one or more additional drug candidates. As a result, we will need substantial additional funding to support our continuing drug development and operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity and debt financing and from other sources of capital, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of our products. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $10.4 million and $5.1 million, respectively. We believe that our existing cash, cash equivalents will be sufficient to fund our operating expenses and research and development expenses for development of GX-03 in AD and HS into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section of our Annual Report titled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” for more details.

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

An analysis of Phase 2a was completed in order to review emerging signals of tolerability and efficacy in an effort to optimize the adaptive study design. We analyzed emerging signals and potential biomarkers from the Phase 2a dataset and expanded Phase 2b of our trial to enroll 120-136 patients across the entire EASI spectrum (EASI 1.1 and above) with moderate-severe lesions using the validated investigator global assessment (“vIGA-AD”) of 3 or 4 and a baseline Peak Pruritus Numerical Rating Scale (PP-NRS) score of 7 or more. We also prospectively stratified the patients into different strata based on EASI as follows:

●	EASI 1.1 – 7.0 (~ 60 patients, 1:1 randomized)

●	EASI 7.1 – 15.9 (~ 60 patients, 1:1 randomized)

●	EASI ≥16 (~ 16 patients, 1:1 randomized)

Enrollment in Phase 2b of the trial continued during the Phase 2a analysis and remains on track with topline results expected in the first quarter of 2027.

No serious adverse events or treatment-related discontinuations occurred in Phase 2a of the trial.

GX-03 for Hidradenitis Suppurativa

We plan to evaluate GX-03 as a topical treatment for hidradenitis suppurativa (“HS”). In vivo studies in a validated animal model demonstrated GX-03’s potential to inhibit certain interleukins (ILs), including IL-36, a cytokine that has been implicated as an important driver of inflammation in HS pathogenesis. Additionally, GX-03 has been shown in-vitro to eliminate certain bacteria known to contribute to HS symptoms. The formula has achieved antimicrobial claims in previous medical device iterations. The antimicrobial properties of GX-03, together with the observed inhibition of IL-36, provide a strong scientific rationale for exploring GX-03 as a potential treatment for HS. We plan to initiate a Phase 2a study to evaluate the safety and efficacy of GX-03 in HS in the first quarter of 2027.

GX-03 for Onychomycosis

GX-03 is also being advanced as a topical treatment for onychomycosis. In-vivo studies in a validated animal model demonstrated nail-plate penetration and significant reduction of fungal burden. Additional clinical program steps are expected to follow the completion of Phase 2b of our ongoing trial in AD and subject to capital availability.

 Medical Device Products (Wound and Dermatitis Management)

We have previously developed and obtained Food and Drug Administration (“FDA”) clearance for several medical device formulations containing the same base formulation used in GX-03:

●	K183681: a porous antimicrobial gauze impregnated with the GX-03 formulation. The product has been licensed to Medline under a license and supply agreement.

●	K160872: a device cleared for acute and chronic wound management.

●	K171191: a device cleared to manage the skin and symptoms of atopic, irritant, and radiation dermatitis.

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

Other Income (Expense)

Other income (expense) includes interest income earned from cash equivalents of our highly liquid investments in money markets, interest expense under the Avenue Capital Loan Agreement, fair-value gain or loss from derivative liabilities, amortization of deferred offering cost, amortization of deferred financing cost and vendor credits.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30			Nine Months Ended September 30
	2026	2025	Change	2026	2025	Change
Operating expenses:
General and administrative	$1,379,245	$1,754,856	$(375,611)	$3,637,573	$3,434,442	$203,131
Research & development	605,197	158,699	446,498	1,189,697	230,636	959,061
Total operating expenses	1,984,442	1,913,555	70,887	4,827,270	3,665,078	1,162,192
Loss from operations	(1,984,442)	(1,913,555)	(70,887)	(4,827,270)	(3,665,078)	(1,162,192)

Other income (expense):
Net loss from change in fair value of derivative liability instrument	(3,343,491)	-	(3,343,491)	(5,987,498)	-	(5,987,498)
Amortization of deferred offering and financing costs	(640,122)	-	(640,122)	(1,756,520)	-	(1,756,520)
Interest expense	(341,208)	-	(341,208)	(703,502)	-	(703,502)
Interest income	83,973	5,111	78,862	223,057	15,408	207,649
Other income (expense)	(5,578)	4,260	(9,838)	-	176,520	(176,520)
Total other income (expense)	(4,246,426)	9,371	(4,255,797)	(8,224,463)	191,928	(8,416,391)
NET LOSS	$(6,230,868)	$(1,904,184)	$(4,326,684)	$(13,051,733)	$(3,473,150)	$(9,578,583)

We did not generate any revenue or incur any cost of goods sold during the nine months ended September 30, 2026 and 2025, as we continued to focus on the research and development of our drug candidates and medical devices.

General and administrative expenses decreased by $0.4 million from $1.8 million for the three months ended September 30, 2025 to $1.4 million for the three months ended September 30, 2026. The decrease in general and administrative expenses primarily resulted from decrease in legal, professional and consulting fees of $1.1 million incurred in three months ended September 30, 2025 in relation to our Direct Listing which were offset by an increase in stock-based compensation expense due to vesting timing difference of $0.6 million during the three months ended September 30, 2026.

General and administrative expenses were $3.6 million for the nine months ended September 30, 2026, compared to $3.4 million for the same period in 2025, an increase of $0.2 million. Stock-based compensation expense increased by $1.2 million because of new grants to new and existing employees and directors, salaries and wages increased by $0.4 million and other corporate expenses rose by $0.2 million during the nine months ended September 30, 2026 when compared to nine months ended September 30, 2025. A $1.6 million decrease in legal and professional fees mostly offset these increases as those fees were higher in nine months ended September 30, 2025 because of costs related to our direct listing on Nasdaq.

Research and development expenses increased by $0.4 million from $158.7 thousand for the three months ended September 30, 2025 to $0.6 million for the three months ended September 30, 2026. The increase in research and development expenses primarily resulted from expenses incurred on our ongoing Phase-2 study of GX-03 in AD.

Research and development expenses increased by $1.0 million from $230.6 thousand for the nine months ended September 30, 2025 to $1.2 million for the nine months ended September 30, 2026. The increase in research and development expenses primarily resulted from expenses incurred on our ongoing Phase-2 study of GX-03 in AD.

Change in fair value of derivative liability instrument was a net loss of $3.3 million and $6.0 million during the three and nine months ended September 30, 2026, respectively. The derivative liability instrument comprised of contingent warrant liability and the put option liability under the Share Purchase Agreement as well as contingent conversion option under the Avenue Capital Loan Agreement. Cumulative fair value of derivative liabilities from different instruments as of December 31, 2025 was $3.0 million and a remeasurement net loss due to change in fair value as of September 30, 2026 is $6.0 million. These derivative liability instruments either did not exist or did not have any material value as of September 30, 2025. On August 13, 2026, the warrant under the Share Purchase Agreement was exercised on a cashless basis and the related warrant derivative liability of $8.9 million was derecognized.

Amortization of deferred offering and financing costs was approximately $1.8 million and $0 for the nine months ended September 30, 2026 and 2025, respectively. Amortization of deferred offering and financing costs was approximately $0.6 million and $0 for the three months ended September 30, 2026 and 2025, respectively. Deferred offering cost of $0.85 million was recorded as an asset for commitment fee under the Share Purchase Agreement which became payable to investor upon completion of the Direct Listing in October 2025. A $5.60 million deferred offering cost was recorded as an asset for the initial recognition of warrant issued on the Direct Listing to investor under the Share Purchase Agreement. A $0.72 million deferred financing cost was recorded as an asset for the debt issuance costs allocated to Tranche 2 of the Avenue Capital Loan Agreement. The deferred offering cost related to commitment fee under the Share Purchase Agreement is being amortized on straight line basis over the term of Share Purchase Agreement, the deferred offering cost related to warrant is being amortized on straight-line basis over the term of the Share Purchase Agreement and the deferred financing cost related to Tranche 2 of Avenue Capital Loan Agreement is being amortized over the Tranche 2 draw down window and any remaining unamortized balance will either be transferred to debt discount upon draw-down of Tranche 2 or expensed if draw of Tranche 2 is not probable.

Interest expense increased by $0.3 million from $0 for three months ended September 30, 2025 to interest expense of $0.3 million during the three months ended September 30, 2026. The increase is due to interest expense incurred under the Avenue Capital Loan Agreement that was executed in March 2026.

Interest expense increased by $0.7 million from $0 for nine months ended September 30, 2025 to interest expense of $0.7 million during the nine months ended September 30, 2026. The increase is due to interest expense incurred under the Avenue Capital Loan Agreement.

Interest income increased by $78.9 thousand from $5.1 thousand for three months ended September 30, 2025 to $84.0 thousand during the three months ended September 30, 2026. The increase is primarily due to higher balances of cash equivalents in money market accounts.

Interest income increased by $0.2 million from $15.4 thousand for nine months ended September 30, 2025 to $0.2 million during the nine months ended September 30, 2026. The increase is primarily due to higher balances of cash equivalents in money market accounts.

Other income (expense) for the three months ended September 30, 2025 did not have any material variance when compared with three months ended September 30, 2026.

Other income (expense) decreased by $0.2 million from $0.2 million for the nine months ended September 30, 2025 to $0 for the nine months ended September 30, 2026. The decrease was primarily due to a $121.0 thousand write-off of a historical outstanding balance to a vendor and $51.3 thousand discount received from another vendor against a historic outstanding invoice during nine months ended September 30, 2025.

Liquidity and Capital Resources

Liquidity

As of September 30, 2026, we had $16.3 million in total assets, which included $10.4 million in cash and cash equivalents, $0.10 million in prepaid expenses and other current assets, $0.6 million in deferred financing cost, $44.7 thousand in right of use assets, $0.9 million in intangible assets, $4.3 million as deferred offering cost and $8.6 thousand in security deposit. Our intangible assets primarily include capitalized legal costs related to the registration of patents and trademarks.

As of September 30, 2026, we had total liabilities of $10.7 million, including $2.4 million in current accounts payable and accrued expenses, $0.6 million in derivative liability instruments pursuant to put option liability and conversion option, $46.3 thousand in current portion of operating lease liability, $0.4 million in current portion of debt, net of debt discount, $5.7 million in long-term debt, net of current portion and debt discount, and $1.4 million in deferred revenue. The deferred revenue as of September 30, 2026 is attributable to a license agreement for our FleX Product which has been deferred due to unpredictable outcomes and timelines of the FDA approval process which cannot be reasonably estimated. We will continue to defer the recognition of revenue until FDA approval is achieved or sufficient information is available to make a reasonable estimate on the outcome and timelines.

Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operating expenses and research and development expenses for development of GX-03 in AD and HS into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and could deplete our capital resources sooner than we currently expect. Our capital resources may not be sufficient to fund operations through at least the next 12 months from the date that the accompanying unaudited condensed consolidated interim financial statements as of September 30, 2026 are issued based on our expected cash needs, which raises substantial doubt about our ability to continue as a going concern. We currently anticipate that we will require up to approximately $60 to $65 million to complete our planned Phase 3 trials for AD and onychomycosis, and approximately $2.5 million for our Phase 2a study in HS, which we expect to fund through accessing the capital markets, including with additional issuances of equity and/or equity-linked securities. See the section titled “Risk Factors — Risks Related to Our Business and Industry — We design, develop, and conduct pre-clinical and clinical testing on drug candidates and medical devices. Given the inherent expense associated with these activities, it is common for companies at our stage to incur significant losses associated with such product development. We expect to incur additional losses for the foreseeable future, and it is possible we may never achieve or maintain profitability. Our consolidated financial statements therefore express substantial doubt about our ability to continue as a going concern.” in our Annual Report for more information.

We expect to fund our operations over the next 12 months with our existing cash and cash equivalents of approximately $10.4 million as of September 30, 2026, together with proceeds from new licensing agreements for our FDA-cleared medical devices, payments under our existing license agreement for the FleX Product, and additional equity or debt financing, to the extent available.

On August 29, 2025, we entered into an amended and restated Share Purchase Agreement, which was further amended by a side letter dated as of September 24, 2025, and an amended and restated Registration Rights Agreement with GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (collectively, “GEM”) (as amended, the “Share Purchase Agreement” and the “GEM Rights Agreement,” respectively, and together, the “GEM Agreements”), pursuant to which we are eligible to put certain shares of common stock to the selling stockholders, subject to certain volume and price restrictions. Under the GEM Agreements, GEM agreed to purchase up to $85.0 million in shares of our common stock subject to certain conditions and limitations, including the registration of our common stock on a national securities exchange. Accordingly, we expect to put shares of our common stock to GEM under the GEM Agreements as needed. On October 31, 2025, we issued the initial draw-down notice to GEM for 1,235,200 shares and GEM purchased 1,235,200 shares of common stock at approximately $3.29 per share resulting in gross proceeds of $4.1 million to us. On October 29, 2026, we issued another draw-down notice to GEM for 272,642 shares with a draw-down of 15 trading days. The draw-down period is expected to close on November 20, 2026.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 was $4.1 million and consisted primarily of our net loss of $13.1 million, a $0.5 million outflow from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $1.4 million of stock-based compensation, $6.0 million non-cash fair value loss from derivative liability instruments and $43.7 thousand, $1.8 million and $0.2 million in amortization of intangible assets, deferred offering and financing costs, and debt discount, respectively.

Net cash used in operating activities during the nine months ended September 30, 2025 was $1.4 million and consisted primarily of our net loss of $3.5 million, a $1.6 million inflow from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as non-cash adjustments of $0.2 million of stock-based compensation, $0.25 million advisory services expense that was settled through issuance of common stock and $38.6 thousand in amortization of intangible assets.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $34.2 thousand and consisted primarily of capitalization of patent related legal costs.

Net cash used in investing activities during the nine months ended September 30, 2025 was $121.5 thousand and consisted primarily of capitalization of patent related legal costs.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $9.4 million and consisted of $1.6 million in proceeds from the issuance of common stock in a private placement under Regulation D, $1.1 million in proceeds from subscription receivable and $6.7 million in net proceeds from Avenue Capital Loan Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $3.7 million and consisted of $3.1 million in proceeds from the issuance of common stock under the Regulation Crowdfunding, Regulation A+ and Regulation D and $0.6 million in proceeds from subscription receivable.

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

Milestone Payments — At the inception of an arrangement that includes development milestone payments, we evaluate whether the milestones are considered likely to be achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable to be achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Income Taxes

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, the Company has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state net deferred tax assets, and, as a result, a full valuation allowance has been set against its net deferred tax assets as of September 30, 2026 and December 31, 2025. The amount of the deferred tax asset to be realized could be adjusted if estimates of future taxable income during the carry-forward period are reduced or increased. For the fiscal year ended December 31, 2025, the Company had federal cumulative net operating loss (“NOL”) carryforwards of approximately $14.5 million, and the Company had state NOL carryforwards of approximately $7.3 million. Utilization of some of the federal and state NOL carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. The federal net operating loss carryforward is subject to an 80% limitation on taxable income, does not expire, and will carry on indefinitely.

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

Deferred Financing Cost

Deferred financing cost consists of costs we incur directly in connection with obtaining debt financing that has not yet been drawn, such as costs allocated to undrawn tranches under a loan facility. These costs may be paid in cash or settled by issuing equity instruments. Costs settled in equity instruments are measured at their fair value on the date they are issued.

Deferred financing cost is recorded as an asset on the condensed consolidated balance sheets and amortized over the draw window to which it relates. When we draw on the related debt, any unamortized balance of deferred financing cost related to that debt is reclassified as a debt discount, presented as a direct deduction from the carrying amount of the debt. If we determine that the related debt will not be drawn, or the availability period expires, the remaining unamortized balance of deferred financing cost is expensed in the condensed consolidated statements of operations in that period.

Deferred Offering Cost

Deferred offering cost consists of costs we incur directly in connection with securing access to future equity financing, such as equity line facilities. These costs may be paid in cash or settled by issuing equity instruments, such as common stock or warrants. Costs settled in equity instruments are measured at their fair value on the date they are issued.

Deferred offering cost is recorded as an asset on the condensed consolidated balance sheets. It is amortized on a straight-line basis over the term of the related agreement. The amortization is recognized as expense in the condensed consolidated statements of operations.

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

Debt

We initially record debt at the principal amount borrowed, net of any debt discount. Debt discount includes the following; (i) fees paid to the lender, (ii) third-party costs directly attributable to obtaining the debt including legal fees, (iii) the fair value of equity instruments issued to the lender, (iv) the fair value of any embedded features that are separated from the debt and accounted for as derivative liabilities, and (v) the present value of any final payment fee due at maturity or prepayment.

When a loan facility is funded in more than one tranche, costs that relate to the whole facility are allocated between the funded and unfunded tranches. The portion allocated to an unfunded tranche is accounted for under our deferred financing cost policy.

Debt discount is presented as a direct deduction from the carrying amount of the related debt on the condensed consolidated balance sheets. It is amortized to interest expense using the effective interest rate method over the term of the debt. Any final payment fee is accreted to interest expense over the same period.

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

Recently Issued Accounting Pronouncements

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2026, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the period covered by this Quarterly Report, we issued 165,000 shares of our common stock to certain accredited investors at a price of $10 per share for gross proceeds of $1,650,000. The shares of common stock issued to accredited shareholders were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act and no underwriting fees were paid for sale of these shares.

(b)	Not applicable.

(c)	None.

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

TURN THERAPEUTICS INC.

Date: November 9, 2026	By:	/s/ Bradley Burnam
Bradley Burnam
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Zuraiz Chaudhary
Zuraiz Chaudhary
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)